Form 10-Q
period 2012-07-31
CHC Helicopter S.A.
filed 2012-09-14
CIK 1539429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .

Commission File Number: 333-179072

CHC Helicopter S.A.

(Exact name of registrant as specified in its charter)

Luxembourg	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4740 Agar Drive

Richmond, BC V7B 1A3, Canada

(Address of principal executive offices, zip code)

(604) 276-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 5, 2012, there were 1,870,561,417 Class A Shares, 7,842,081 Class B Shares, 318,000 Special Shares and one Class C Share of stock outstanding.

CHC Helicopter S.A.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED

July 31, 2012

PART I – FINANCIAL INFORMATION

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the top-most parent guarantor, 6922767 Holding S.à r.l. (the “Successor”, the “Company”, “we”, “us” or “our”), consist of the Successor’s unaudited interim consolidated balance sheets as of July 31, 2012 and April 30, 2012 and the Successor’s consolidated statements of operations, changes in shareholder’s equity and cash flows for the three months ended July 31, 2012 and 2011.

6922767 Holding S.à r.l. was incorporated on February 20, 2008 under the laws of Luxembourg and is a private limited liability company (Société à responsabilité limitée) (S.à r.l.) whose sole purpose was to acquire CHC Helicopter Corporation (the “Predecessor”). The Company completed its acquisition of the Predecessor on September 16, 2008.

TRADEMARKS

CHC Helicopter and the CHC Helicopter logo are trademarks owned by CHC Helicopter S.A. through a wholly-owned subsidiary. All other trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. All rights reserved. The absence of a trademark or service mark or logo from this Quarterly Report on Form 10-Q does not constitute a waiver of trademark or other intellectual property rights of CHC Helicopter S.A, its affiliates and/or licensors.

i

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

6922767 Holding S.à.r.l.

Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share information)

	July 31, 2012 (Unaudited)	April 30, 2012

Assets

Current assets:
Cash and cash equivalents	$57,075	$55,547
Receivables, net of allowance for doubtful accounts of $2,300 and $2,600, respectively	299,927	266,115
Income taxes receivable	22,600	20,747
Deferred income tax assets	8,722	8,542
Inventories (note 4)	86,760	90,013
Prepaid expenses	23,343	21,183
Other assets (note 5)	35,350	33,195

	533,777	495,342
Property and equipment, net	976,858	1,026,860
Investments	24,215	24,226
Intangible assets	217,415	217,890
Goodwill	424,671	433,811
Restricted cash	19,757	25,994
Other assets (note 5)	394,806	363,103
Deferred income tax assets	48,134	48,943
Assets held for sale (note 3)	61,335	79,813

	$2,700,968	$2,715,982

Liabilities and Shareholder’s Equity

Current liabilities:
Payables and accruals	$343,470	$363,064
Deferred revenue	24,302	23,737
Income taxes payable	40,630	43,581
Deferred income tax liabilities	11,507	11,729
Current facility secured by accounts receivable (note 2)	52,763	45,566
Other liabilities (note 6)	21,031	23,648
Current portion of long-term debt (note 7)	15,104	17,701

	508,807	529,026
Long-term debt (note 7)	1,342,081	1,269,379
Deferred revenue	46,798	43,517
Other liabilities (note 6)	187,170	191,521
Deferred income tax liabilities	17,144	20,072

Total liabilities	2,102,000	2,053,515
Redeemable non-controlling interests (note 2)	4,299	1,675
Capital stock: Par value 1 Euro; Authorized and issued: 1,228,377,770 and 1,228,377,770, respectively	1,607,101	1,607,101
Contributed surplus	55,429	55,318
Deficit	(973,136)	(940,031)
Accumulated other comprehensive loss	(94,725)	(61,596)

Total shareholder’s equity	594,669	660,792

	$2,700,968	$2,715,982

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

6922767 Holding S.à.r.l.

Consolidated Statements of Operations (unaudited)

(Expressed in thousands of United States dollars)

	Three months ended
	July 31, 2012	July 31, 2011
Revenue	$416,069	$409,649

Operating expenses:
Direct costs	(346,087)	(336,641)
Earnings from equity accounted investees	1,012	596
General and administration costs	(18,525)	(14,031)
Amortization	(28,310)	(27,103)
Restructuring costs	(1,930)	(4,804)
Impairment of receivables and funded residual value guarantees	(715)	(16)
Recovery (impairment) of intangible assets	521	(108)
Impairment of assets held for sale (note 3)	(5,647)	(7,381)
Impairment of assets held for use	(660)	—
Gain (loss) on disposal of assets	(1,591)	4,057

	(401,932)	(385,431)

Operating income	14,137	24,218

Interest on long-term debt	(29,883)	(30,670)
Foreign exchange gain (loss)	(7,401)	193
Other financing income (charges) (note 8)	(8,154)	256

Loss from continuing operations before income tax	(31,301)	(6,003)

Income tax recovery (expense) (note 9)	(1,281)	3,847

Loss from continuing operations	(32,582)	(2,156)

Earnings (loss) from discontinued operations, net of tax	345	(786)

Net loss	$(32,237)	$(2,942)

Net earnings (loss) attributable to:
Controlling interest	$(33,105)	$(8,373)
Non-controlling interest	868	5,431

Net loss	$(32,237)	$(2,942)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

6922767 Holding S.à.r.l.

Consolidated Statements of Comprehensive Loss (unaudited)

(Expressed in thousands of United States dollars)

	Three months ended
	July 31, 2012	July 31, 2011
Net loss	$(32,237)	$(2,942)

Other comprehensive loss:
Net foreign currency translation adjustments	(28,564)	(11,477)
Net change in defined benefit pension plan, net of income tax	(2,640)	(291)
Net change in cash flow hedges	(169)	(733)

Comprehensive loss	$(63,610)	$(15,443)

Comprehensive income (loss) attributable to:
Controlling interest	$(66,234)	$(19,419)
Non-controlling interest	2,624	3,976

Comprehensive loss	$(63,610)	$(15,443)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

6922767 Holding S.à.r.l.

Consolidated Statements of Cash Flows (unaudited)

(Expressed in thousands of United States dollars)

	Three months ended
	July 31, 2012	July 31, 2011

Cash provided by (used in):
Operating activities:
Net loss	$(32,237)	$(2,942)
Earnings (loss) from discontinued operations, net of tax	345	(786)

Loss from continuing operations	(32,582)	(2,156)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Amortization	28,310	27,103
Loss (gain) on disposal of assets	1,591	(4,057)
Impairment of receivables and funded residual value guarantees	715	16
Impairment (recovery) of intangible assets	(521)	108
Impairment of assets held for use	660	—
Impairment of assets held for sale	5,647	7,381
Earnings from equity accounted investees	(1,012)	(596)
Deferred income taxes	(5,740)	(7,597)
Non-cash stock-based compensation expense	111	312
Amortization of unfavorable contract credits	(2,801)	(2,926)
Amortization of lease related fixed interest rate obligations	(734)	(964)
Amortization of long-term debt and lease deferred financing costs	2,350	2,015
Non-cash accrued interest income on funded residual value guarantees	(1,780)	(1,865)
Mark to market loss on derivative instruments	5,154	691
Non-cash defined benefit pension expense	1,736	4,442
Defined benefit contributions and benefits paid	(13,482)	(12,104)
Increase to deferred lease financing costs	(1,273)	(4,714)
Unrealized loss (gain) on foreign currency exchange translation	17,121	(4,027)
Other	5,193	1,842
Decrease in cash resulting from changes in operating assets and liabilities (note 12)	(54,580)	(66,883)

Cash used in operating activities	(45,917)	(63,979)

Financing activities:
Sold interest in accounts receivable, net of collections	8,243	39,552
Long-term debt proceeds	225,153	280,000
Long-term debt repayments	(151,953)	(273,713)

Cash provided by financing activities	81,443	45,839

Investing activities:
Property and equipment additions	(46,667)	(42,787)
Proceeds from disposal of property and equipment	47,225	48,003
Aircraft deposits net of lease inception refunds	(30,081)	(1,686)
Restricted cash	5,346	(1,567)
Distributions from equity investments	—	936

Cash provided by (used in) investing activities	(24,177)	2,899

Cash provided by (used in) continuing operations	11,349	(15,241)

Cash flows provided by (used in) discontinued operations:
Cash flows provided by (used in) operating activities	345	(469)
Cash flows provided by (used in) financing activities	(345)	469

Cash provided by (used in) discontinued operations	—	—

Effect of exchange rate changes on cash and cash equivalents	(9,821)	(4,199)

Change in cash and cash equivalents during the period	1,528	(19,440)
Cash and cash equivalents, beginning of period	55,547	68,921

Cash and cash equivalents, end of period	$57,075	$49,481

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

6922767 Holding S.à.r.l.

Consolidated Statements of Shareholder’s Equity (unaudited)

(Expressed in thousands of United States dollars)

Three months ended July 31, 2012	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive earnings (loss)	Total shareholder’s equity	Redeemable non- controlling interests
April 30, 2012	$1,607,101	$55,318	$(940,031)	$(61,596)	$660,792	$1,675

Net change in cash flow hedges	—	—	—	(169)	(169)	—
Foreign currency translation	—	—	—	(30,622)	(30,622)	2,058
Stock compensation expense	—	111	—	—	111	—
Defined benefit plan, net of income tax	—	—	—	(2,338)	(2,338)	(302)
Net earnings (loss)	—	—	(33,105)	—	(33,105)	868

July 31, 2012	$1,607,101	$55,429	$(973,136)	$(94,725)	$594,669	$4,299

Three months ended July 31, 2011	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive earnings (loss)	Total shareholder’s equity	Redeemable non- controlling interests
April 30, 2011	$1,547,101	$14,583	$(832,609)	$15,201	$744,276	$3,087

Net change in cash flow hedges	—	—	—	(733)	(733)	—
Foreign currency translation	—	—	—	(9,845)	(9,845)	(1,632)
Stock compensation expense	—	312	—	—	312	—
Defined benefit plan, net of income tax	—	—	—	(468)	(468)	177
Net earnings (loss)	—	—	(8,373)	—	(8,373)	5,431

July 31, 2011	$1,547,101	$14,895	$(840,982)	$4,155	$725,169	$7,063

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

1.	Significant accounting policies:

(a)	Basis of presentation:

The unaudited interim consolidated financial statements (“interim financial statements”) include the accounts of 6922767 Holding S.à.r.l. and its subsidiaries after elimination of all significant intercompany accounts and transactions. The interim financial statements are presented in United States dollars and have been prepared in accordance with the United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and disclosures for complete financial statements.

In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented are not necessarily indicative of results of operations for the entire year.

The financial information as of April 30, 2012 is derived from the Company’s annual audited consolidated financial statements and notes for the fiscal year ended April 30, 2012. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s annual audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 which was filed with the SEC on July 11, 2012.

(b)	Foreign currency:

The currencies which most influence the Company’s foreign currency translations and the relevant exchange rates were:

	Three months ended
	July 31, 2012	July 31, 2011
Average rates:
US $/£	1.568718	1.624199
US $/CAD	0.983091	1.034126
US $/NOK	0.166634	0.183454
US $/AUD	1.008455	1.068873
US $/€	1.253834	1.434333

Period end rates:
US $/£	1.568504	1.645418
US $/CAD	0.998602	1.048438
US $/NOK	0.166068	0.185993
US $/AUD	1.052127	1.099916
US $/€	1.231376	1.438666

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

1.	Significant accounting policies (continued):

(c)	Recent accounting pronouncements adopted in the period

Presentation of comprehensive income in financial statements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. In December 2011, the FASB issued an accounting pronouncement that defers the requirement to present components of reclassifications of comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of the presentation of comprehensive income unaffected. The provisions for these pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has adopted this guidance for the three months ended July 31, 2012 using the two- statement approach presentation.

(d)	Recent accounting pronouncements not yet adopted

Multiemployer defined benefit plans:

In September 2011, the FASB provided additional guidance on disclosures surrounding multiemployer defined benefit plans including the level of Company participation in the plan, the financial health of the plan and the nature of commitments to the plan. This guidance will be effective for the annual financial statements for the year ending April 30, 2013. We are currently assessing the impact of this new guidance on our consolidated financial statements.

Annual indefinite-life intangible asset impairment testing:

In July 2012, the FASB amended the accounting guidance on the annual indefinite-life intangible asset impairment testing to allow for the assessment of qualitative factors in determining if it is more likely than not that asset might be impaired and whether it is necessary to perform the intangible asset impairment test required by the current accounting standards. This guidance is effective for the Company’s fiscal year ending April 30, 2014. We have determined that this new guidance will not have a material impact on our consolidated financial statements.

(e)	Comparative figures:

Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current year. Financing charges were reclassified to reflect the change in presentation whereby foreign exchange gain (loss) and interest on long-term debt are shown separately on the face of the consolidated statement of operations rather than combined with other financing charges.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

2.	Variable interest entities:

(a)	VIEs of which the Company is the primary beneficiary:

(i)	Local ownership VIEs:

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

As a result of consolidating EHOB, the Company has recorded a non-controlling interest relating to the 50.1% Class A shareholder’s interest in the net assets of EHOB. As at July 31, 2012, the redeemable non-controlling interest is $4.3 million (April 30, 2012 - $1.7 million). Because of the terms of the put and call arrangements with the European investor, the non-controlling interest is considered redeemable and is classified outside of equity.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

2.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):

BHH - Brazilian Helicopter Holdings S.A. (“BHH”)

BHH holds an investment in the common shares of its subsidiary, BHS - Brazilian Helicopter Services Taxi Aereo S.A. (“BHS”). BHS provides helicopter flying services to customers in Brazil.

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

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

2.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):

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

	July 31, 2012	April 30, 2012
Cash and cash equivalents	$28,036	$30,372
Receivables, net of allowance	99,757	86,623
Other current assets	32,073	28,423
Goodwill	71,893	72,269
Other long-term assets	83,170	84,127

Total assets	$314,929	$301,814

Payables and accruals	$262,036	$231,191
Other current liabilities	24,314	40,455
Accrued pension obligations	50,283	55,365
Other long-term liabilities	56,615	58,183

Total liabilities	$393,248	$385,194

	Three months ended
	July 31, 2012	July 31, 2011
Revenue	$260,749	$267,497
Net earnings	4,318	17,277

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

2.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(ii)	Accounts receivable securitization:

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

The following table shows the assets and the associated liabilities related to the Company’s secured debt arrangements that are included in the consolidated financial statements:

	July 31, 2012	April 30, 2012
Restricted cash	$6,665	$14,882
Transferred receivables	67,126	66,177
Current facility secured by accounts receivable	52,763	45,566

(iii)	Trinity Helicopters Limited:

As at July 31, 2012 the Company leased two aircraft from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE. Prior to December 2011, Trinity was funded by an unrelated lender who was considered to be the primary beneficiary. In conjunction with the Company’s lease covenant negotiations, the Company agreed to purchase the aircraft off lease from the lender. Instead of outright purchasing the aircraft the Company loaned the lease termination sum to Trinity who used these funds to repay the financing from the unrelated lender and continued to lease the aircraft to the Company. The security interest in the aircraft was assigned to the Company.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

2.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(iii)	Trinity Helicopters Limited (continued):

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

The following table summarizes the amounts recorded for TAS in the consolidated balance sheet:

	July 31, 2012		April 30, 2012
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowances	$2,543	$2,543	$2,408	$2,408
Equity method investment	16,229	16,229	15,548	15,548

(ii)	Leasing entities:

Related party lessors

As at July 31, 2012 the Company had operating lease agreements for the lease of 28 aircraft (July 31, 2011 – 14 aircraft) from individual related party entities considered to be VIEs. The total operating lease expense for these leases was $10.9 million for the three months ended July 31, 2012 (July 31, 2011 - $5.7 million), with $4.7 million outstanding in payables and accruals at July 31, 2012 (April 30, 2012 - $4.4 million).

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

2.	Variable interest entities (continued):

(b)	VIEs of which the Company is not the primary beneficiary (continued):

(ii)	Leasing entities (continued):

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

Other VIE lessors

At July 31, 2012 the Company leased 8 aircraft (July 31, 2011 – 11 aircraft) from two different entities considered to be VIEs. At July 31, 2012, all eight leases were considered to be operating leases (July 31, 2011 – eight operating leases and three capital leases).

The Company has determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the aircraft at the end of the lease term. As the Company does not have the power to make remarketing decisions, the Company has determined that it is not the primary beneficiary of the lessor VIEs.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

3.	Assets held for sale:

The Company has classified certain assets such as aircraft and buildings as held for sale as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	July 31, 2012		April 30, 2012
	# Aircraft		# Aircraft
Aircraft held for sale:
Book value, beginning of period	18	$79,293	12	$31,782
Classified as held for sale, net of impairment	3	(3,168)	19	82,377
Sales	(1)	(10,208)	(10)	(21,147)
Reclassified as held for use	(1)	(3,386)	(3)	(12,740)
Foreign exchange	—	(1,722)	—	(979)

Aircraft held for sale	19	60,809	18	79,293

Building held for sale	—	526	—	520

Total assets held for sale		$61,335		$79,813

The aircraft classified as held for sale are older technology aircraft that are being divested by the Company. The building classified as held for sale is the result of relocation of certain of the Company’s base operations. During the three months ended July 31, 2012, there was one aircraft that was reclassified to assets held for use as management reviewed its fleet strategy and decided to redeploy this aircraft to the flying operations.

During the three months ended July 31, 2012, certain aircraft held for sale were written down to their fair value less costs to sell. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement is based on third party appraisals using market data.

4.	Inventories:

	July 31, 2012	April 30, 2012
Work-in-progress for maintenance contracts under completed contract accounting	$5,637	$3,951
Consumables	91,836	96,588
Provision for obsolescence	(10,713)	(10,526)

	$86,760	$90,013

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

5.	Other assets:

	July 31, 2012	April 30, 2012
Current:
Aircraft operating lease funded residual value guarantees	$10,207	$7,004
Foreign currency embedded derivatives and forward contracts (note 11)	5,341	6,524
Deferred financing costs	8,225	7,880
Mobilization costs	4,961	4,780
Prepaid aircraft rentals	4,507	4,958
Residual value guarantee	2,109	2,049

	$35,350	$33,195

Non-current:
Aircraft operating lease funded residual value guarantees	$196,759	$190,147
Deferred financing costs	48,389	50,698
Prepaid aircraft rentals	14,057	13,730
Mobilization costs	14,322	13,789
Residual value guarantee	11,310	11,632
Foreign currency embedded derivatives and forward contracts (note 11)	1,014	1,695
Accrued pension asset	26,632	19,449
Pension guarantee assets	4,733	4,974
Aircraft deposits	68,771	44,557
Security deposits	6,020	10,027
Other assets	2,799	2,405

	$394,806	$363,103

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

6.	Other liabilities:

	July 31, 2012	April 30, 2012
Current:
Foreign currency embedded derivatives and forward contracts (note 11)	$12,796	$11,089
Unfavorable contract credits	—	2,913
Residual value guarantees	83	83
Lease aircraft return costs	451	1,632
Fixed interest rate obligations	2,772	2,900
Contract inducement	785	801
Deferred gains on sale-leasebacks of aircraft	1,899	1,853
Aircraft modifications	2,245	2,377

	$21,031	$23,648

Non-current:
Accrued pension obligations	$103,226	$107,699
Foreign currency embedded derivatives and forward contracts (note 11)	18,371	17,384
Residual value guarantees	17,779	17,345
Contract inducement	9,826	10,233
Insurance claims accrual	12,682	13,646
Fixed interest rate obligations	2,531	3,137
Deferred gains on sale-leasebacks of aircraft	15,547	14,475
Deferred rent liabilities	2,087	2,013
Other	5,121	5,589

	$187,170	$191,521

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

7.	Long-term debt and capital lease obligations:

	Principal Repayment terms	Facility maturity dates	July 31, 2012	April 30, 2012
Senior secured notes	At maturity	October 2020	$1,084,423	$1,084,109

Revolving credit facility:
US LIBOR plus margin	At maturity	October 2015	195,000	125,000
Alternate Base Rate plus margin	At maturity	October 2015	9,000	—

Other term loans:
Eurocopter Loan - 2.50%	On demand	—	2,054	4,623
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	June 2014	2,167	2,745
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	April 2018	5,170	10,476

Capital lease obligations	Quarterly	September 2012 - May 2014	26,778	26,922

Boundary Bay financing – 6.93%	Monthly	April 2035	32,593	33,205

Total long-term debt and capital lease obligations			1,357,185	1,287,080

Less: current portion			(15,104)	(17,701)

Long-term debt and capital lease obligations			$1,342,081	$1,269,379

8.	Other financing charges (income):

	Three months ended
	July 31, 2012	July 31, 2011
Amortization of deferred financing costs	$1,637	$1,629
Net loss (gain) on fair value of derivative financial instruments	4,311	(203)
Amortization of guaranteed residual values	522	410
Interest expense	3,081	420
Interest income	(3,087)	(3,141)
Other	1,690	629

	$8,154	$(256)

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

9.	Income taxes:

As the Company operates in several tax jurisdictions, its income is subject to various rates of taxation. The income tax recovery (expense) differs from the amount that would have resulted from applying the Luxembourg statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the quarter ended
	July 31, 2012	July 31, 2011
Loss from continuing operations before income tax	$(31,301)	$(6,003)
Combined Luxemburg statutory income tax rate	29%	29%

Income tax recovery calculated at statutory rate	9,077	1,741
(Increase) decrease in income tax recovery (expense) resulting from:
Rate differences in various jurisdictions	2,200	4,316
Change in tax law	(579)	(200)
Non-deductible items	(8,470)	(8,842)
Other foreign taxes	(3,432)	(4,805)
Non-deductible portion of capital losses	183	503
Non-taxable income	7,266	765
Adjustments to prior years	(39)	370
Functional currency adjustments	8,034	1,695
Valuation allowance	(15,161)	7,027
Other	(360)	1,277

Income tax recovery (expense)	$(1,281)	$3,847

As at July 31, 2012, there was $13.2 million in unrecognized tax benefits, of which $6.4 million would have an impact on the effective tax rate, if recognized.

During the three months ended, no new uncertain tax positions were identified. As of July 31, 2012 and April 30, 2012, interest and penalties totaling $2.9 million and $2.9 million, respectively, were accrued.

10.	Employee pension plans:

The net defined benefit pension plan expense is as follows:

	Three months ended
	July 31, 2012	July 31, 2011
Current service cost	$4,650	$4,686
Interest cost	7,730	9,314
Expected return on plan assets	(10,094)	(8,908)
Amortization of net actuarial and experience losses	253	140
Amortization of past service credits	(92)	—
Employee contributions	(711)	(790)

	$1,736	$4,442

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

11.	Derivative financial instruments and fair value measurements:

The Company is exposed to foreign exchange risk primarily from its subsidiaries which incur revenue and operating expenses in currencies other than US dollars with the most significant being Pound Sterling, Norwegian Kroner, Canadian dollars, Australian dollars and Euros. The Company monitors these exposures through its cash forecasting process and regularly enters into foreign exchange forward contracts to manage its exposure to fluctuations in expected future cash flows from foreign operations and anticipated transactions in currencies other than the functional currency.

The Company’s outstanding foreign exchange forward contracts are as follows:

		Notional	Fair value asset (liability)	Maturity dates
July 31, 2012:
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	249,432	$2,832	August 2012 to January 2015

Purchase contracts to sell US dollars and buy Euros		€86,140	(3,117)	September 2012 to July 2014

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

The following tables summarize the financial instruments measured at fair value on a recurring basis excluding cash and cash equivalents and restricted cash:

	July 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$3,939	$—	$3,939
Foreign currency embedded derivatives	—	1,402	—	1,402
Other assets, non-current:
Foreign currency forward contracts	—	644	—	644
Foreign currency embedded derivatives	—	370	—	370

	$—	$6,355	$—	$6,355

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

11.	Derivative financial instruments and fair value measurements (continued):

	July 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(3,628)	$—	$(3,628)
Foreign currency embedded derivatives	—	(9,168)	—	(9,168)
Other liabilities, non-current:
Foreign currency forward contracts	—	(1,240)	—	(1,240)
Foreign currency embedded derivatives	—	(17,131)	—	(17,131)

	$—	$(31,167)	$—	$(31,167)

Inputs to the valuation methodology for Level 2 measurements include quoted prices for similar assets and liabilities in active markets, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Company had no transfers between categories in the fair value hierarchy.

The carrying values of the Company’s other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	July 31, 2012
	Fair value	Carrying value
Senior secured notes	$1,116,500	$1,084,423

The fair value of the senior secured notes is determined based on market information provided by third parties which is considered to be a level 2 measurement in the fair value hierarchy.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

12.	Supplemental cash flow information:

	Three months ended
	July 31, 2012	July 31, 2011
Cash interest paid	$2,822	$2,715
Cash taxes paid	6,576	5,668
Assets acquired through non-cash capital leases	—	48,529

Change in cash resulting from changes in operating assets and liabilities:

	Three months ended
	July 31, 2012	July 31, 2011
Receivables, net of allowance	$(37,615)	$(46,855)
Income taxes	(4,643)	3,782
Inventory	(3,524)	2,702
Prepaid expenses	(2,609)	(8,162)
Payables and accruals	(10,620)	(11,934)
Deferred revenue	5,375	(2,314)
Other assets and liabilities	(944)	(4,102)

	$(54,580)	$(66,883)

13.	Guarantees:

The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual aircraft values at the termination of the leases, which have terms expiring between fiscal 2013 and 2022. The Company’s exposure under the asset value guarantees including guarantees in the form of funded residual value guarantees, rebateable advance rentals and deferred payments is approximately $232.4 million as at July 31, 2012 (April 30, 2012 - $223.0 million).

14.	Related party transactions:

(a)	Related party leasing transactions and balances:

During the three months ended July 31, 2012 the Company engaged in leasing transactions with VIEs related to the Company’s ultimate parent (note 2).

(b)	Balances with Ultimate Parent:

At July 31, 2012, $2.0 million in payables and accruals is due to and $1.0 million in receivables is due from the Company’s ultimate parent.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

15.	Commitments:

The Company has aircraft operating leases with 18 lessors in respect of 167 aircraft included in the Company’s fleet at July 31, 2012 (April 30, 2012 – 18 lessors in respect of 164 aircraft). As at July 31, 2012, these leases had expiry dates ranging from fiscal 2013 to 2023. The Company has the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but has no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at the Company’s expense. The Company either performs this work internally through its own repair and overhaul facilities or has the work performed by an external repair and overhaul service provider.

At July 31, 2012, the Company had commitments with respect to operating leases for aircraft, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following fiscal years:

	Aircraft operating leases	Building, land and equipment operating leases	Total operating leases
2013	$207,661	$8,471	$216,132
2014	186,978	7,130	194,108
2015	171,409	6,165	177,574
2016	151,911	4,676	156,587
2017	126,841	4,080	130,921
and thereafter	339,481	60,366	399,847

	$1,184,281	$90,888	$1,275,169

As at July 31, 2012, the Company has committed to purchase 38 new aircraft. The total required additional expenditures related to these purchase commitments is approximately $794.0 million. These aircraft are expected to be delivered in fiscal 2013 to 2017 and will be deployed in the Company’s Helicopter Services segment. The Company intends to enter into leases for these aircraft or purchase them outright upon delivery from the manufacturer.

The terms of certain of the Company’s helicopter lease agreements impose operating and financial limitations on the Company. Such agreements limit the extent to which the Company may, among other things, incur indebtedness and fixed charges relative to its level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.

Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the aircraft, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to the Company’s financial position. The aircraft would then be sold and the surplus, if any, returned to the Company. Alternatively the Company could exercise its option to purchase the aircraft. As at July 31, 2012 the Company was in compliance with all financial covenants.

During the three months ended July 31, 2012, a lessor that had been engaged in discussions with the Company approved a financial covenant reset to October 31, 2013. As part of previous negotiations in 2011 with this lessor, the Company also made a commitment to further reduce its total operating lease portfolio by $53.9 million.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

16.	Contingencies:

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

In addition, from time to time, the Company and its subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to OFAC that our subsidiary formerly operating as Schreiner Airways may have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and the Company continues to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the U.S. jurisdiction. At July 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Brazilian customs authorities seized one of the Company’s helicopters (valued at approximately $10.0 million) as a result of allegations that the Company violated Brazilian customs law by failing to ensure its customs agent and the customs agent’s third party shipping company followed approved routing of the helicopter during transport. The Company secured release of the helicopter and is disputing through administrative court action any claim for penalties associated with the seizure and the alleged violation. The Company has preserved its rights by filing a civil action against its customs agent for any losses that may result. At July 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Our Brazilian subsidiary is disputing a claim from the Brazilian tax authorities regarding eligibility for certain tax benefits that our subsidiary claimed in the past in connection with the importation of aircraft parts. The tax authorities are seeking to assess up to $20 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation. On December 19, 2011, a First Level Administrative Panel decision reduced the assessment to $0.3 million. We are appealing the remaining assessment. We will continue to defend this claim vigorously. At July 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Our Brazilian subsidiary is also disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $3.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At July 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

The Company received an inquiry from the Nigerian government regarding the tax treatment of certain of its former joint venture partner’s operations in Nigeria. The Company is cooperating with the government of Nigeria. At July 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

16.	Contingencies (continued):

In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from the Company self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. The Company will continue to cooperate in all aspects of the investigation. At July 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

17.	Segment information:

The Company operates under the following segments:

•	Helicopter services;

•	Maintenance, repair and overhaul (“MRO”);

•	Corporate and other.

The Company has provided information on segment revenues and segment EBITDAR (adjusted) because these are the financial measures used by the Company’s chief operating decision maker in making operating decisions and assessing performance. Transactions between operating segments are at standard industry rates.

The Helicopter Services segment includes flying operations around the world serving offshore oil and gas, EMS/SAR and other industries. While management does not include aircraft lease and associated costs in an internal measure of profitability for the Helicopter Services segment, these costs are presented in the Helicopter Services column as they are most directly attributable to Helicopter Services operations and revenues.

The MRO segment includes facilities in Norway, Canada, Australia, Poland, and the US that provide helicopter repair and overhaul services for the Company’s fleet and for a growing external customer base in Europe, Asia and North America.

Corporate and other includes corporate office costs in various jurisdictions and is not considered a reportable segment.

The accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

17.	Segment information (continued):

Three months ended July 31, 2012	Helicopter services	MRO	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$389,904	$24,546	$1,619	$—	$416,069
Add: Inter-segment revenues	849	68,461	—	(69,310)	—

Total revenue	390,753	93,007	1,619	(69,310)	416,069
Direct costs (i)	(289,142)	(79,343)	1,518	69,310	(297,657)
Earnings from equity accounted investees	1,012	—	—	—	1,012
General and administration costs	—	—	(18,525)	—	(18,525)

Segment EBITDAR (adjusted) (ii)	102,623	13,664	(15,388)	—	100,899

Aircraft lease and associated costs	(48,430)	—	—	—	(48,430)
Amortization					(28,310)
Restructuring costs					(1,930)
Impairment of receivables and funded residual value guarantees					(715)
Recovery of intangible assets (iii)					521
Impairment of assets held for sale					(5,647)
Impairment of assets held for use					(660)
Loss on disposal of assets					(1,591)
Interest on long-term debt					(29,883)
Foreign exchange loss					(7,401)
Other financing charges					(8,154)
Income tax expense					(1,281)

Loss from continuing operations					(32,582)
Earnings from discontinued operations, net of tax					345

Net loss					$(32,237)

Segment assets	$848,673	$339,825	$1,451,135	$—	$2,639,633
Segment assets - held for sale	526	—	60,809	—	61,335

Total assets	$849,199	$339,825	$1,511,944	$—	$2,700,968

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administrative expenses.
(iii)	Recovery of intangible assets relates to the Corporate and other segment.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

17.	Segment information (continued):

Three months ended July 31, 2011	Helicopter services	MRO	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$373,294	$34,888	$1,467	$—	$409,649
Add: Inter-segment revenues	1,264	67,485	30	(68,779)	—

Total revenue	374,558	102,373	1,497	(68,779)	409,649

Direct costs (i)	(279,466)	(81,359)	(4,099)	68,779	(296,145)
Earnings from equity accounted investees	596	—	—	—	596
General and administration costs	—	—	(14,031)	—	(14,031)

Segment EBITDAR (adjusted) (ii)	95,688	21,014	(16,633)	—	100,069

Aircraft lease and associated costs	(40,496)	—	—	—	(40,496)
Amortization					(27,103)
Restructuring costs					(4,804)
Impairment of receivables and funded residual value guarantees					(16)
Impairment of intangible assets (iii)					(108)
Impairment of assets held for sale					(7,381)
Gain on disposal of assets					4,057
Interest on long-term debt					(30,670)
Foreign exchange gain					193
Other financing income					256
Income tax recovery					3,847

Loss from continuing operations					(2,156)
Loss from discontinued operations, net of tax					(786)

Net loss					$(2,942)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administrative expenses.
(iii)	Impairment of intangible assets relates to the Corporate and other segment.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

18.	Supplemental condensed consolidated financial information:

The Company and certain of its direct and indirect wholly-owned subsidiaries (the “Guarantor Subsidiaries”) guaranteed, subject to customary automatic subsidiary releases, on a joint and several basis, certain outstanding indebtedness of CHC Helicopter SA. The following consolidating schedules present financial information as of July 31, 2012 and for the three months ended July 31, 2012 and 2011, based on the guarantor structure that was in place at the date of issuance of the financial statements.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

Balance Sheets as at July 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$(743)	$29,116	$93,625	$(35,807)	$(29,116)	$57,075
Receivables, net of allowance for doubtful accounts	4	113	126,553	173,894	(637)	299,927
Current intercompany receivables	6,073	510,373	522,657	314,222	(1,353,325)	—
Income taxes receivable	—	—	4,203	18,397	—	22,600
Deferred income tax assets	—	—	5,359	3,363	—	8,722
Inventories	—	—	79,043	7,717	—	86,760
Prepaid expenses	—	—	13,759	9,584	—	23,343
Other assets	—	79,004	106,148	27,805	(177,607)	35,350

	5,334	618,606	951,347	519,175	(1,560,685)	533,777
Property and equipment, net	—	—	897,775	79,464	(381)	976,858
Investments	595,150	241,149	277,946	16,226	(1,106,256)	24,215
Intangible assets	—	—	215,588	1,827	—	217,415
Goodwill	—	—	328,450	96,221	—	424,671
Restricted cash	—	—	6,090	13,667	—	19,757
Other assets	—	30,063	357,524	37,243	(30,024)	394,806
Long-term intercompany receivables	—	839,848	28,100	481,686	(1,349,634)	—
Deferred income tax assets	—	—	25,523	22,611	—	48,134
Assets held for sale	—	—	61,335	—	—	61,335

	$600,484	$1,729,666	$3,149,678	$1,268,120	$(4,046,980)	$2,700,968

Liabilities and Shareholders’ Equity
Current Liabilities
Payables and accruals	$5	$31,885	$242,690	$100,777	$(31,887)	$343,470
Deferred revenue	—	—	16,102	8,200	—	24,302
Income taxes payable	4,444	3,023	23,980	12,206	(3,023)	40,630
Current intercompany payables	1,350	31,753	338,291	503,184	(874,578)	—
Deferred income tax liabilities	—	—	11,809	(302)	—	11,507
Current facility secured by accounts receivable	—	—	—	52,763	—	52,763
Other liabilities	—	23,592	39,442	80,193	(122,196)	21,031
Current portion of long-term debt	—	—	15,104	—	—	15,104

	5,799	90,253	687,418	757,021	(1,031,684)	508,807
Long-term debt	—	1,288,423	1,342,081	—	(1,288,423)	1,342,081
Long-term intercompany payables	—	—	442,465	67,281	(509,746)	—
Deferred revenue	—	—	21,039	25,759	—	46,798
Other liabilities	16	—	110,889	76,265	—	187,170
Deferred income tax liabilities	—	—	10,045	7,099	—	17,144

Total liabilities	5,815	1,378,676	2,613,937	933,425	(2,829,853)	2,102,000
Redeemable non-controlling interests	—	—	—	4,299	—	4,299
Shareholders’ equity	594,669	350,990	535,741	330,396	(1,217,127)	594,669

	$600,484	$1,729,666	$3,149,678	$1,268,120	$(4,046,980)	$2,700,968

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

Balance Sheets as at April 30, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$196	$(6,771)	$41,032	$14,319	$6,771	$55,547
Receivables, net of allowance for doubtful accounts	4	113	115,853	150,881	(736)	266,115
Current intercompany receivables	6,065	463,703	521,817	282,677	(1,274,262)	—
Income taxes receivable	—	—	4,203	16,544	—	20,747
Deferred income tax assets	—	—	5,192	3,350	—	8,542
Inventories	—	—	80,879	9,134	—	90,013
Prepaid expenses	—	—	12,088	9,095	—	21,183
Other assets	—	14,202	38,973	38,575	(58,555)	33,195

	6,265	471,247	820,037	524,575	(1,326,782)	495,342
Property and equipment, net	—	—	950,024	77,217	(381)	1,026,860
Investments	661,373	324,255	358,315	15,548	(1,335,265)	24,226
Intangible assets	—	—	215,949	1,941	—	217,890
Goodwill	—	—	336,703	97,108	—	433,811
Restricted cash	—	—	6,039	19,955	—	25,994
Other assets	—	31,497	333,683	29,362	(31,439)	363,103
Long-term intercompany receivables	—	873,263	30,151	496,926	(1,400,340)	—
Deferred income tax assets	—	—	30,759	18,184	—	48,943
Assets held for sale	—	—	79,813	—	—	79,813

	$667,638	$1,700,262	$3,161,473	$1,280,816	$(4,094,207)	$2,715,982

Liabilities and Shareholders’ Equity
Current Liabilities
Payables and accruals	$45	$5,796	$255,960	$107,059	$(5,796)	$363,064
Deferred revenue	—	—	14,020	9,717	—	23,737
Income taxes payable	5,433	3,908	20,763	17,385	(3,908)	43,581
Current intercompany payables	1,352	31,754	327,798	489,454	(850,358)	—
Deferred income tax liabilities	—	—	11,652	77	—	11,729
Current facility secured by accounts receivable	—	—	—	45,566	—	45,566
Other liabilities	—	34,606	49,277	18,641	(78,876)	23,648
Current portion of long-term debt	—	—	17,701	—	—	17,701

	6,830	76,064	697,171	687,899	(938,938)	529,026
Long-term debt	—	1,209,109	1,269,379	—	(1,209,109)	1,269,379
Long-term intercompany payables	—	—	449,595	69,313	(518,908)	—
Deferred revenue	—	—	17,955	25,562	—	43,517
Other liabilities	16	—	107,491	84,014	—	191,521
Deferred income tax liabilities	—	—	16,931	3,141	—	20,072

Total liabilities	6,846	1,285,173	2,558,522	869,929	(2,666,955)	2,053,515

Redeemable non-controlling interests	—	—	—	1,675	—	1,675

Shareholders’ equity	660,792	415,089	602,951	409,212	(1,427,252)	660,792

	$667,638	$1,700,262	$3,161,473	$1,280,816	$(4,094,207)	$2,715,982

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

Statements of Operations for the three months ended July 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$261,400	$277,277	$(122,608)	$416,069

Operating expenses:
Direct costs	—	(31)	(194,889)	(273,806)	122,639	(346,087)
Earnings (loss) from equity accounted investees	(33,191)	(58,157)	(61,957)	681	153,636	1,012
General and administration costs	(2)	(1,698)	(16,790)	(1,777)	1,742	(18,525)
Amortization	—	—	(25,527)	(2,783)	—	(28,310)
Restructuring costs	—	—	(1,033)	(897)	—	(1,930)
Impairment of receivables and funded residual value guarantees	—	—	(715)	—	—	(715)
Recovery of intangible assets	—	—	521	—	—	521
Impairment of assets held for sale	—	—	(5,647)	—	—	(5,647)
Impairment of assets held for use	—	—	(660)	—	—	(660)
Gain (loss) on disposal of assets	—	—	(1,624)	33	—	(1,591)

	(33,193)	(59,886)	(308,321)	(278,549)	278,017	(401,932)

Operating income (loss)	(33,193)	(59,886)	(46,921)	(1,272)	155,409	14,137
Financing income (charges)	91	28,756	20,877	(66,406)	(28,756)	(45,438)

Loss from continuing operations before income tax	(33,102)	(31,130)	(26,044)	(67,678)	126,653	(31,301)

Income tax recovery (expense)	(3)	(760)	(7,493)	6,215	760	(1,281)

Loss from continuing operations	(33,105)	(31,890)	(33,537)	(61,463)	127,413	(32,582)

Earnings from discontinued operations, net of tax	—	—	345	—	—	345

Net loss	(33,105)	(31,890)	(33,192)	(61,463)	127,413	(32,237)

Net earnings (loss) attributable to:
Controlling interest	(33,105)	(31,890)	(33,192)	(62,331)	127,413	(33,105)
Non-controlling interests	—	—	—	868	—	868

Net loss	$(33,105)	$(31,890)	$(33,192)	$(61,463)	$127,413	$(32,237)

Comprehensive loss	$(66,234)	$(63,006)	$(66,320)	$(78,983)	$210,933	$(63,610)

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

Statements of Operations for the three months ended July 31, 2011 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$260,003	$288,589	$(138,943)	$409,649

Operating expenses:
Direct costs	—	(40)	(209,060)	(267,592)	140,051	(336,641)
Earnings (loss) from equity accounted investees	(8,257)	16,689	13,461	209	(21,506)	596
General and administration costs	(72)	(2,709)	(2,182)	(10,537)	1,469	(14,031)
Amortization	—	—	(23,860)	(3,243)	—	(27,103)
Restructuring costs	—	—	(4,782)	(22)	—	(4,804)
Impairment of receivables and funded residual value guarantees	—	—	(16)	—	—	(16)
Impairment of intangible assets	—	—	(108)	—	—	(108)
Impairment of assets held for sale	—	—	(6,637)	(744)	—	(7,381)
Gain on disposal of assets	—	—	4,057	—	—	4,057

	(8,329)	13,940	(229,127)	(281,929)	120,014	(385,431)

Operating income (loss)	(8,329)	13,940	30,876	6,660	(18,929)	24,218
Financing income (charges)	(44)	(19,777)	(44,221)	14,044	19,777	(30,221)

Income (loss) from continuing operations before income tax	(8,373)	(5,837)	(13,345)	20,704	848	(6,003)
Income tax recovery (expense)	—	(1,037)	5,874	(2,026)	1,036	3,847

Income (loss) from continuing operations	(8,373)	(6,874)	(7,471)	18,678	1,884	(2,156)

Loss from discontinued operations, net of tax	—	—	(786)	—	—	(786)

Net earnings (loss)	(8,373)	(6,874)	(8,257)	18,678	1,884	(2,942)

Net earnings (loss) attributable to:
Controlling interest	(8,373)	(6,874)	(8,257)	13,247	1,884	(8,373)
Non-controlling interests	—	—	—	5,431	—	5,431

Net earnings (loss)	$(8,373)	$(6,874)	$(8,257)	$18,678	$1,884	$(2,942)

Comprehensive income (loss)	$(19,419)	$(17,255)	$(19,303)	$8,661	$31,873	$(15,443)

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

Cash Flows for the three months ended July 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(939)	$(43,113)	$11,237	$(56,215)	$43,113	$(45,917)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	8,243	—	8,243
Long term debt proceeds	—	225,000	225,153	—	(225,000)	225,153
Long term debt repayments	—	(146,000)	(151,953)	—	146,000	(151,953)

Cash provided by financing activities	—	79,000	73,200	8,243	(79,000)	81,443

Investing activities:
Property and equipment additions	—	—	(41,294)	(5,373)	—	(46,667)
Proceeds from disposal of property and equipment	—	—	47,193	32	—	47,225
Aircraft deposits net of lease inception refunds	—	—	(30,081)	—	—	(30,081)
Restricted cash	—	—	—	5,346	—	5,346
Distributions from equity investments	—	—	—	—	—	—

Cash provided by (used in) investing activities	—	—	(24,182)	5	—	(24,177)

Cash provided by (used in) continuing operations	(939)	35,887	60,255	(47,967)	(35,887)	11,349

Cash flows provided by (used in) discontinued operations:
Cash flows provided by operating activities	—	—	345	—	—	345
Cash flows used in financing activities	—	—	(345)	—	—	(345)

Cash provided by (used in) discontinued operations	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,662)	(2,159)	—	(9,821)

Change in cash and cash equivalents during the period	(939)	35,887	52,593	(50,126)	(35,887)	1,528

Cash and cash equivalents, beginning of the period	196	(6,771)	41,032	14,319	6,771	55,547

Cash and cash equivalents, end of the period	$(743)	$29,116	$93,625	$(35,807)	$(29,116)	$57,075

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (unaudited)

Statements of Cash Flows for three months ended July 31, 2011 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(228)	$(104,939)	$3,506	$(67,257)	$104,939	$(63,979)
Financing activities:

Sold interest in accounts receivable, net of collections	—	—	—	39,552	—	39,552
Long term debt proceeds	—	280,000	280,000	—	(280,000)	280,000
Long term debt repayments	—	(240,000)	(273,713)	—	240,000	(273,713)

Cash provided by (used in) financing activities	—	40,000	6,287	39,552	(40,000)	45,839

Investing activities:
Property and equipment additions	—	—	(36,420)	(6,367)	—	(42,787)
Proceeds from disposal of property and equipment	—	—	48,003	—	—	48,003
Aircraft deposits net of lease inception refunds	—	—	(1,686)	—	—	(1,686)
Restricted cash	—	—	536	(2,103)	—	(1,567)
Distributions from equity investments	—	—	936	—	—	936

Cash provided by (used in) investing activities	—	—	11,369	(8,470)	—	2,899

Cash provided by (used in) continuing operations	(228)	(64,939)	21,162	(36,175)	64,939	(15,241)

Cash flows provided by (used in) discontinued operations:
Cash flows used in operating activities	—	—	(469)	—	—	(469)
Cash flows provided by financing activities	—	—	469	—	—	469

Cash provided by (used in) discontinued operations	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,959)	(1,240)	—	(4,199)

Change in cash and cash equivalents during the period	(228)	(64,939)	18,203	(37,415)	64,939	(19,440)

Cash and cash equivalents, beginning of the period	28	2,692	15,016	53,877	(2,692)	68,921

Cash and cash equivalents, end of the period	$(200)	$(62,247)	$33,219	$16,462	$62,247	$49,481

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the unaudited consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended April 30, 2012 which was filed with the SEC on July 11, 2012, and the MD&A contained therein. In the discussion that follows, the term “current year quarter” and “prior year quarter” refers to the three months ended July 31, 2012 and 2011, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified under Part II, Item 1A “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data” below.

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

We have chosen to include segment EBITDAR (adjusted) as we consider this measure to be a significant indicator of our financial performance and use this measure to assist us in allocating available capital resources. Segment EBITDAR (adjusted), which is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total segment revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses. Segment EBITDAR (adjusted) also excludes restructuring costs, impairment of receivables and funded residual value guarantees, impairment (recovery) of intangible assets, impairment of assets held for use, impairment of assets held for sale, gain (loss) on disposal of assets and goodwill impairment if any. These items are significant components to understanding and assessing financial performance and liquidity. For additional information about the Company’s segment revenue and segment EBITDAR (adjusted), including a reconciliation of these measures to its consolidated financial statements, see Note 17 of the consolidated financial statements for the three months ended July 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q.

We have also chosen to include Adjusted EBITDA as it provides useful information to investors as a measure to calculate certain financial covenants related to our revolving credit facility and certain covenants in the senior secured note indenture. Adjusted EBITDA has limitations and should not be considered as discretionary cash available to us to reinvest in the growth of our business or a measure of cash that will be available to meet our obligations. For additional information about the Company’s Adjusted EBITDA, including a reconciliation of this measure to its consolidated financial statements, see “— Covenants and Adjusted EBITDA” below.

Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although these forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events, actual results may differ materially from those stated in or implied by these forward-looking statements. Such factors include, but are not limited to, the following:

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

Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including the risks set forth in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this filing and in the other documents we have filed, and will file from time to time, with the SEC. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

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

MRO:

•

The MRO segment includes helicopter repair and overhaul facilities in Norway, Poland, Canada, Australia and the United States, providing helicopter repair and overhaul services for our fleet and for a growing external customer base in Europe, Asia and North America.

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

We have seen growing confidence amongst our customers, which has led to increased spending and improvement in many metrics reflected in our fiscal 2011 and 2012 financial performance. We are cautiously optimistic that improvements will continue through the remainder of fiscal 2013. We are continuing to see growth in the offshore production as new technology has allowed oil and gas companies to continue exploration and drilling farther offshore. To remain competitive and to service existing and new contracts in this industry, older aircraft in the fleet must be replaced with new aircraft technology to meet customers’ changing demands. The industry is constrained by the pace at which it renews its fleet due to the limited supply of new technology aircraft and the secondary market for aircraft resales. To address these constraints, we have continued to focus on the reduction of our idle aircraft and have continued efforts to secure commitments to obtain new technology aircraft to support our future growth.

During the three months ended July 31, 2012, we entered into commitments to purchase 10 AugustaWestland AW139s with options for an additional 16 aircraft and exercised options to acquire two additional Eurocopter EC225s for a total commitment of 22 EC225s. The delivery of these aircraft will begin in fiscal 2013 and will continue through to fiscal 2017. These aircraft will be purchased outright or financed through leases. In addition to the limited supply of new aircraft, the secondary market for the sale of aircraft is improving, providing an additional source of capital for new aircraft purchases and lease buyouts.

Australia, Norway, the UK, Brazil and certain countries in the Africa-Euro Asia region continue to be important growth areas for us due to an increase in oil and gas activity. As the part of the broad transformation initiatives, we have reviewed key processes and systems used at the bases to further create efficiencies.

Heli-One, our MRO operation is continuing to grow its third party business with additional contract wins in the UK and other European countries and the US. To further support the growth of the MRO business and expand our global footprint, we have opened an additional MRO facility in Poland and will be expanding to Brazil in fiscal 2013. The MRO operation is also reviewing its global inventory management processes and implementing a number of lean process techniques to continue to drive efficiencies in the workshops.

We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout the three months ended July 31, 2012, our primary foreign currency exposures were related to the Norwegian Kroner, Euro, British pound sterling, the Canadian dollar, and the Australian dollar. For details on this exposure and the related impact on our results of operations, see Part I, Item 3 “Quantitative and qualitative disclosures about market risk” included elsewhere in this Quarterly Report on Form 10-Q.

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

2. Base transformations – reengineer the entire operations at all 60 bases to standardize processes and share operational best practices around the world;

3. Optimizing contracts – working with customers to optimize terms and economics of all contracts;

4. MRO productivity improvement – dramatically increase MRO efficiency and reduce cost and inventory levels through lean processes and other techniques;

5. Overhauling the business management systems – launch a global key leading performance indicator dashboard to provide headlights on business performance; and

6. Overall project management – deploy centralized project management and analytical resources to assist business teams on various work streams.

The transformation program is progressing in accordance with our plan as we continue to consolidate, standardize and enhance our capabilities, tools, processes and systems. As of July 31, 2012, we had achieved milestones including the standardization of key performance indicators, detailed reviews of operations in key bases in the Western North Sea and Australia, the opening of the centralized Helicopter Services operations center in Fort Worth, Texas, and the opening of our new MRO facility in Poland. We are proceeding with our plans to implement global systems to enhance operations such as pilot and line maintenance scheduling, installation of a global MRO software system, the roll-out of standardized base operating procedures with a focus on Norway and Brazil and review of supply chain processes in Brazil and Australia to increase parts availability and drive further efficiencies. In addition to these work streams, we will continue our review of contract profitability to optimize operating results.

Fleet

As of July 31, 2012, our fleet was comprised of the following aircraft:

Aircraft Type	Total	Owned	Leased
Medium
Sikorsky S76C+	22	11	11
Sikorsky S76C++	23	3	20
Sikorsky S76A/B/C	29	26	3
Eurocopter EC135/145/155	6	1	5
Eurocopter AS365 series	14	6	8
Bell 412	13	7	6
Bell 212/214	1	1	—
Agusta AW139	29	1	28

	137	56	81
Heavy
Eurocopter Super Puma series (i)	45	18	27
Eurocopter 225	29	1	28
Sikorsky S92A (i)	33	2	31
Sikorsky S61N	6	6	—

	113	27	86

TOTAL HELICOPTERS	250	83	167
Fixed Wing	1	1	—

TOTAL AIRCRAFT	251	84	167

(i)	Below is a summary of aircraft under capital lease, which are classified above as owned aircraft:

Eurocopter Super Puma Series	1
Sikorsky S92A	1

RESULTS OF OPERATIONS

The Three Months Ended July 31, 2012 Compared to the Three Months Ended July 31, 2011

Consolidated Results Summary For the three months ended July 31,
(In thousands of U.S. dollars, except flying hours, % change and # of aircraft)	2012	2011	Favorable (Unfavorable)
	(Unaudited)	(Unaudited)	$ Change	% Change
Flying Operations (i)	$389,904	$373,294	$16,610	4.4%
MRO	24,546	34,888	(10,342)	-29.6%
Corporate and other	1,619	1,467	152	10.4%

Total revenues	416,069	409,649	6,420	1.6%

Direct costs (ii)	(297,657)	(296,145)	(1,512)	-0.5%
Aircraft lease and associated costs	(48,430)	(40,496)	(7,934)	-19.6%

Total direct costs	($346,087)	($336,641)	($9,446)	-2.8%

Flying hours	43,372	44,193	(821)	-1.9%
# of aircraft	251	266	(15)	-5.6%

(i)	Includes revenue from customer reimbursement of fuel costs of $25.8 million for the three months ended July 31, 2012 (July 31, 2011 - $23.7 million).
(ii)	Includes $25.9 million in fuel costs for the three months ended July 31, 2012 (July 31, 2011 – $24.5 million).

Consolidated Results of Operations

Revenue

Revenue increased by $6.4 million to $416.1 million compared to the prior year quarter. Helicopter Services revenue increased by $16.6 million, due primarily to new flying contracts in the Americas, deployment of all aircraft for a contract in Australasia and an increase in ad hoc flying hours in the Western North Sea. Africa-Euro Asia’s revenues is flat quarter over quarter as the increase in revenues from new flying contracts was offset by reduced flying hours in Nigeria. These increases in revenue are offset by a decrease in the Eastern North Sea’s revenue. The Americas contributed an additional $20.8 million in revenues, due primarily to new contracts for heavy helicopters in Brazil. In addition, there was a new contract for two heavy helicopters in the Falkland Islands that began flying in July 2011, where all aircraft were deployed in the current year quarter. Australasia contributed an additional $11.8 million due primarily to a new contract that began in April 2011 in Australia where all aircraft were deployed in the current year quarter. The Western North Sea contributed additional revenues of $3.6 million, due primarily to an increase in oil and gas activity in Scotland and England, resulting in an increase to ad hoc flying hours in the current year quarter. These increases in revenue were partially offset by decreased revenues in the Eastern North Sea of $19.3 million, due primarily to a contract expiry for three aircraft and a decrease in ad hoc flying hours.

MRO revenue decreased by $10.3 million, due primarily to timing of third party airframe and components work where the related revenues are deferred until the completion of the projects. In addition, we had a decrease in PBH revenues.

Direct Costs

For the three months ended July 31,

(In thousands of U.S. dollars)

	2012 (Unaudited)	2011 (Unaudited)	Favorable (Unfavorable)
			$ Change	% Change
Crew costs	($102,444)	($101,176)	($1,268)	-1.3%
Base and operations and other costs	(90,026)	(92,104)	2,078	2.3%
Maintenance	(66,397)	(61,845)	(4,552)	-7.4%
Support costs	(38,790)	(41,020)	2,230	5.4%

	($297,657)	($296,145)	($1,512)	-0.5%

Direct costs increased by $1.5 million to $297.7 million compared to the prior year quarter. The increase in direct costs was due primarily to an increase in crew and maintenance costs which was offset by a decrease in support and base operations and other costs.

Crew costs increased by $1.3 million to $102.4 million compared to the prior year quarter. The increase was due primarily to additional crew for new and existing contracts in Brazil, Australia, Kazakhstan and Tanzania.

Maintenance costs increased by $4.6 million to $66.4 million compared to the prior year quarter due primarily to an increase in flying hours from new and existing contracts in Brazil and Australia.

Base operations and other costs including insurance, travel and fuel costs re-chargeable to our customers decreased by $2.1 million to $90.0 million compared to the prior year quarter. The decrease in base operations of $3.1 million is due primarily to a recovery of insurance premiums and other supplier credits. These decreases are offset by increased fuel costs and landing fees of $1.0 million from higher flying hours in Brazil, Australia, and Kazakhstan from new and existing contracts.

Support costs decreased by $2.2 million to $38.8 million compared to the prior year quarter due primarily to a decrease in consulting costs.

Aircraft Lease and Associated Costs

Aircraft leasing costs increased by $7.9 million to $48.4 million, due primarily to the conversion of a number of capital leases to operating leases as part of the refinancing activities in fiscal 2012 and new technology aircraft additions that have higher lease costs. The Company is acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

General and Administration Costs

General and administration costs included in the results of the Corporate and other segment increased by $4.5 million to $18.5 million compared to the prior year quarter. The increase is due primarily to information technology costs and personnel support costs. Information technology costs increased to support the new global systems being implemented in connection with our broad transformation initiatives. Personnel support costs have increased due primarily to compensation costs.

Restructuring Costs

Restructuring costs decreased by $2.9 million to $1.9 million compared to the prior year quarter as there has been a decrease in the consulting costs incurred as part of the transformation program to achieve long-term cost efficiencies through new systems and processes allowing for global standardization. Of the current year restructuring costs, $1.4 million related to the Corporate and other segment, $0.7 million related to the MRO segment and the Helicopter Services segment had a recovery of costs of $0.2 million.

Impairment of Assets Held For Sale

Impairment of assets held for sale related to the Corporate and other segment decreased by $1.7 million to $5.6 million compared to the prior year quarter as there was impairment of a building that did not reoccur in the current year quarter. The impairment recognized in the current year quarter relates primarily to older technology aircraft that are being sold to increase the mix of new aircraft technology.

Gain (Loss) on Disposal of Fixed Assets

Gain on disposal of fixed assets decreased by $5.6 million to a loss of $1.6 million compared to the prior year quarter. The gain on disposal of fixed assets has decreased as there was a $3.8 million gain on the sale of a building recognized in the prior year quarter that did not reoccur in the current year quarter. The remaining $1.8 million relates to losses on the sale of aircraft in the current year quarter.

Interest on Long-Term Debt

Interest on long-term debt decreased by $0.1 million to $29.9 million compared to the prior year quarter due primarily to an increase in the interest paid on the revolving credit facility offset by a decrease in the capital lease interest from the conversion of aircraft under capital leases to operating leases as part of the refinancing activities in fiscal 2012.

Foreign Exchange Gains (Losses)

Foreign exchange gains have decreased by $7.6 million to a loss of $7.4 million compared to the prior year quarter primarily from the revaluation of net liability positions denominated in U.S. dollars in entities with Norwegian Kroner and Euro functional currencies.

Other Financing Charges (Income)

Other financing income decreased by $8.4 million to a charge of $8.2 million compared to the prior year quarter. The increase in financing charges is due primarily to the unfavorable movements in foreign exchange rates, resulting in a net loss on the revaluation of foreign currency forward contracts.

Income Tax Recovery (Expense)

Income tax recovery decreased by $5.1 million to an income tax expense of $1.3 million compared to the prior year quarter. The below table provides a breakdown of the items which caused the change in tax recovery between the current year quarter and the prior year quarter:

(In thousands of U.S. dollars)	Increase (Decrease) in Income Tax Recovery (unaudited)	Effective Tax Rate
Income tax recovery at July 31, 2011	$3,847	64.1%
Change in tax recovery calculated at the statutory rate	7,233
Rate differences in various jurisdictions	(2,116)
Non-deductible items	(24)
Functional currency adjustments	6,339
Valuation allowance	(21,792)
Other	5,232

Income tax expense at July 31, 2012	($1,281)	-4.1%

The decrease in the income tax recovery as compared to the prior year quarter was due primarily to an increase in the valuation allowance taken against deferred tax assets in certain jurisdictions, a decrease in rate differences in various jurisdictions, the impact of functional currency adjustments, and an increase in non-taxable income.

The increase in valuation allowance compared to the prior year quarter was due to a change in our assessment of the future realization of certain tax assets. The valuation allowance has increased by $21.8 million in the current year quarter related primarily to deferred tax assets in Canada, Norway and the UK, where no valuation allowance was recognized in the prior year quarter.

Rate differences in various jurisdictions has decreased by $2.1 million as a lower proportion of the Company’s taxable profits were earned in low tax rate jurisdictions in the current year quarter as compared to the prior year quarter.

The income tax recovery increased by $6.3 million due to foreign currency losses related to tax balances denominated in Norwegian Kroner, Euro and Canadian dollars in entities with a U.S. dollar functional currency.

Other items of $5.2 million affecting the net change included the restructured intercompany debt which created non-taxable income.

Non-Controlling Interest

Net earnings allocated to non-controlling interest decreased by $4.6 million to $0.9 million, due primarily to a decrease in net earnings in EEA Helicopters Operations B.V. (“EHOB”).

Segmented Results of Operations

During fiscal 2012, the segmented results of operations were reclassified to reflect the revenues earned by the MRO segment on helicopter parts and supplies provided to Helicopter Services for use at the bases. These expenses are included as direct costs for Helicopter Services. The prior year quarter comparatives have been reclassified to conform to the current year presentation.

Helicopter Services

For the three months ended July 31, (In thousands of U.S. dollars, except EBITDAR margin, flying hours and # of aircraft)
	2012 (Unaudited)	2011 (Unaudited)	Favorable (Unfavorable)
			$ Change	% Change
Third party revenue	$389,904	$373,294	$16,610	4.4%
Internal revenue	849	1,264	(415)	-32.8%

Total revenue	390,753	374,558	16,195	4.3%
Direct costs	(289,142)	(279,466)	(9,676)	-3.5%
Earnings from equity accounted investees	1,012	596	416	69.8%

Segment EBITDAR	$102,623	$95,688	$6,935	7.2%

EBITDAR Margin	26.3%	25.5%	0.8%	3.1%
Flying Hours	43,372	44,193	(821)	-1.9%
# of Aircraft	251	266	(15)	-5.6%
Aircraft lease and associated costs	($48,430)	($40,496)	($7,934)	-19.6%

Helicopter Services segment EBITDAR (adjusted) has increased by $6.9 million to $102.6 million compared to the prior year quarter. The increase in segment EBITDAR (adjusted) was due primarily to the Americas, Australasia, the Western North Sea and the Africa-Euro Asia region partially offset by a decrease in the Eastern North Sea. America’s segment EBITDAR (adjusted) increased by $6.9 million due primarily to new heavy helicopter contracts in Brazil and margins from a contract in the Falklands where all aircraft were deployed in the current year quarter. The Company continues to review its parts management and supply chain processes to support the growth in the region. Australasia’s segment EBITDAR (adjusted) increased by $4.3 million due to an increase in flight hours as all aircraft were deployed under a contract that began in April 2011. In the prior year quarter, there were fewer aircraft flying under this contract as the deployment of aircraft was staggered. The Western North Sea’s segment EBITDAR (adjusted) increased by $2.9 million due primarily to an increase in oil and gas activities in Scotland and England, resulting in an increase to ad hoc flying hours. These increases in the Western North Sea’s segment EBITDAR (adjusted) were offset by a decrease in Denmark due to a loss contract. Africa-Euro Asia’s segment EBITDAR (adjusted) increased by $2.6 million due primarily to increases in Tanzania, Kazakhstan, and Mozambique as increases in oil and gas activities generated new contracts. These increases in the Africa-Euro Asia region were offset by a decrease in Nigeria’s segment EBITDAR (adjusted) as the Company exited its relationship with its previous partners thereby resulting in no flying hours in the current year quarter. All aircraft were redeployed during fiscal 2012 to other regions. We have engaged in discussions with a potential new partner in order to recommence our flying operations. These increases in Helicopter Services are offset by a decrease in the Eastern North Sea’s segment EBITDAR (adjusted) of $10.0 million due to the expiry of a contract for three aircraft and a decrease in ad hoc flying hours.

Aircraft leasing costs increased by $7.9 million to $48.4 million, due primarily to the conversion of a number of capital leases to operating leases as part of the refinancing activities in fiscal 2012 and new technology aircraft additions that have higher lease costs. The Company is acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

MRO

For the three months ended July 31, (In thousands of U.S. dollars except EBITDAR Margin )
	2012 (Unaudited)	2011 (Unaudited)	Favorable (Unfavorable)
			$ Change	% Change
Third party revenue	$24,546	$34,888	($10,342)	-29.6%
Internal Revenue	68,461	67,485	976	1.4%

Total Revenue	93,007	102,373	(9,366)	-9.1%
Direct Costs	(79,343)	(81,359)	2,016	2.5%

Segment EBITDAR	$13,664	$21,014	($7,350)	-35.0%

EBITDAR Margin	14.7%	20.5%	-5.8%	-28.3%

MRO generates the majority of its revenue by supporting the internal flying operations and is continuing to expand its services to third parties, which represent 26.4% of the total revenues. Segment EBITDAR (adjusted) decreased by $7.4 million to $13.7 million compared to the prior year quarter due primarily to the timing of non-PBH projects including airframes and components work and a decrease in PBH revenues. These decreases were partially offset by lower support costs. Segment EBITDAR (adjusted) decreased by $5.9 million due primarily to third party airframe and components work that were not completed during the quarter and unfavorably impacted the segment EBITDAR (adjusted) margin by 4.6%. The revenues related to the airframe and components work are deferred and will be recognized on completion. Segment EBITDAR (adjusted) also decreased by $3.5 million due to a decrease in third party PBH revenues resulting in an unfavorable margin impact of 2.7%. Mitigating these decreases in segment EBITDAR (adjusted) are cost savings of $1.9 million from the implementation of supply chain sourcing initiatives and lean processes as part of the broad transformation program and vacant support positions that were not filled in the current year quarter. These cost savings resulted in a positive impact to the segment EBITDAR (adjusted) margin of 1.5%. The MRO business is expected to continue to reduce costs and inventory levels through the implementation of lean process techniques to drive greater efficiencies in the workshops as part of the broad transformation program.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

Analysis of Historical Cash Flows

For the three months ended July 31, (in thousands of U.S. dollars)	2012 (Unaudited)	2011 (Unaudited)
Cash used in operating activities	($45,917)	($63,979)
Cash provided by financing activities	81,443	45,839
Cash provided by (used in) investing activities	(24,177)	2,899
Effect of exchange rate changes on cash and cash equivalents	(9,821)	(4,199)

Change in cash and cash equivalents during the period	$1,528	($19,440)

Cash Flows Used In Operating Activities

Cash flows used in operating activities decreased by $18.1 million to $45.9 million compared to the prior year quarter due primarily to the favorable movements in operating capital of $12.3 million and a decrease in operating lease financing costs of $7.2 million which was offset by a decrease in the operational results of $2.0 million. The favorable movements in operating capital resulted primarily from receivables, prepaid expenses, other assets and liabilities and deferred revenue which were offset by unfavorable movements in inventory and income taxes payable.

Receivables have decreased due primarily to balances in Norway. Prepaid expenses have decreased providing a source of cash due to the timing of insurance payments. Deferred revenue has increased due primarily to an increase in funds received in advance for MRO and flying services. These favorable movements in operating capital are partially offset by increases in inventory to support the growth in new technology aircraft and decreases in income taxes payable due to higher payments made in the quarter.

Despite the improvements in the cash flows used in operating activities in the current year quarter, the Company experienced declining cash flow from operating activities in fiscal 2012, and no assurance can be given that efforts to stem this decline, including continued efforts to achieve greater cost efficiencies through its broad transformation program, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable the Company to service its debt or to fund its other liquidity needs. It is currently expected that the net cash from operating activities will, together with the Company’s ability to access financing through the revolving line of credit, other financing markets, new operating leases and proceeds from the sale of aircraft and other assets be sufficient to meet the on-going cash flow requirements if the Company is unable to meet its debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See “Risk Factors—Our indebtedness and lease obligations could adversely affect our business and liquidity position” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, which we filed with the SEC on July 11, 2012 and “Liquidity and Sources of Liquidity” below.

Cash Flows Provided By Financing Activities

Cash flows provided by financing activities increased by $35.6 million to $81.4 million compared to prior year quarter, due primarily to an increase in the draws on the revolving credit facility net of repayments of $66.9 million which was partially offset by a decrease in the securitization of accounts receivables of $31.3 million due to timing in the funding.

Cash Flows Provided By (Used In) Investing Activities

Cash flows provided by investing activities decreased by $27.1 million to a use of cash of $24.2 million compared to the prior year quarter due primarily to an increase in aircraft deposits towards our commitment to acquire new aircraft. During the three months ended July 31, 2012, the Company entered into commitments with AgustaWestland to acquire 10 AW139s for delivery between October 2012 and 2014 with an option to acquire an additional 16 AW139s. The Company also exercised its option to acquire two additional EC225s from Eurocopter in addition to its previous commitment to acquire 20 helicopters in fiscal 2012. The Company will take delivery of 13 additional aircraft during the remainder of fiscal 2013.

Liquidity and Sources of Liquidity

At July 31, 2012, our liquidity totaled $202.1 million, which was comprised of cash and cash equivalents of $57.1 million, unused capacity in the revolver of $101.0 million, net of letters of credit of $70.0 million and undrawn overdraft facilities of $44.0 million. Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of the industry. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including the senior secured notes (the “notes”), and revolving credit facility. Any insufficiency could negatively impact the business. In addition, the indenture governing the notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, as well as our ability to access financing through the revolving line of credit, other financing markets, new operating leases and proceeds from the sale of aircraft and other assets are sufficient to meet our on-going cash flow requirements. Similarly, we expect that our transformation program will generate new initiatives to create greater liquidity. However, our earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, if necessary, may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect the business, financial condition, results of operations and prospects. See Item 1A “Risk Factors – Our indebtedness and lease obligations could adversely affect our business and liquidity position” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Sources of Liquidity

During fiscal year 2011, we refinanced our capital structure to provide improved liquidity and operating flexibility through the issuance of $1.1 billion senior secured notes and a new $330.0 million revolving credit facility, which was increased to $375.0 million during fiscal 2012. At July 31, 2012, the availability on the revolving credit facility was $101.0, net of $70.0 million in outstanding letters of credit. The $1.1 billion aggregate principal amount of senior secured notes issued at 98.399% of par value, bear interest at 9.25%, with semi-annual interest payments on April 15 and October 15, and mature on October 15, 2020. The revolving credit facility is held with a syndicate of financial institutions for a term of five years and bears interest at the alternate base rate, LIBOR, Canadian Prime Rate or EURIBOR, plus an applicable margin that ranges from 2.75% to 4.50%.

The revolving credit facility is secured on a super senior first priority basis and ranks equally with the note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the note holders. The notes and revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries through a general secured obligation. For information about the financial position and results of operations of our non-guarantor subsidiaries, see Note 18 of our consolidated financial statements for the three months ended July 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q.

In fiscal 2013, a significant use of our cash will be the acquisition of new aircraft. To address the funding for these aircraft, the Company has committed financing or letter of intents for 12 of the 13 aircraft that will be acquired during the remainder of fiscal 2013 and has secured new leasing capacity in excess of $200.0 million during the current year quarter.

To assist with future growth opportunities, a key initiative of the transformation program is to create greater liquidity through the implementation of new cost control measures such as optimizing the procurement of capital expenditures and inventory, working capital improvements, and the optimization of customer contracts and improved profit growth. A more detailed review of other sources of liquidity such as an expansion of our accounts receivable securitization, additional lease financing and alternate market financing is currently underway.

Future Cash Requirements

Operating Lease Commitments

The Company entered into aircraft operating leases with 18 lessors in respect of 167 aircraft included in the Company’s fleet as of July 31, 2012. As of July 31, 2012, these leases had expiry dates ranging from fiscal 2013 to 2023. The Company has the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but has no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at the Company’s expense. The Company either performs this work internally through its own repair and overhaul facilities or has the work performed by an external repair and overhaul service provider.

At July 31, 2012, the Company had commitments with respect to operating leases for aircraft, buildings, land and equipment. The Company has leases expiring in the next twelve months, of which the Company has the option to refinance these aircraft leases, purchase the aircraft or return the aircraft under the agreement terms.

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

During the three months ended July 31, 2012, a lessor that had been engaged in discussions with the Company approved a financial covenant reset to October 31, 2013. As part of previous negotiations in 2011 with this lessor, the Company also made a commitment to further reduce its total operating lease portfolio by $53.9 million.

Capital Commitments

As of July 31, 2012, the Company has committed to purchase 38 new aircraft, of which 13 are expected to be delivered in the remainder of fiscal 2013. The total required additional expenditures related to these purchase commitments is approximately $794.0 million. These aircraft are expected to be delivered in fiscal 2013 ($242.5 million), 2014 ($264.3 million), 2015 to 2017 ($287.2 million) and will be deployed in the Company’s Helicopter Services segment. Of the remaining deliveries in fiscal 2013, the Company has committed financing or letters of intent for 12 of the aircraft.

Variable Interest Entities

The Company has variable interest in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third party customers. At July 31, 2012, the Company had operating leases for 28 aircraft with variable interest entities that were not consolidated. See Note 2 of the consolidated financial statements as of July 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q.

Guarantees

The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual aircraft values at the termination of the leases. The leases have terms expiring between fiscal 2013 and 2022. At July 31, 2012, the Company’s exposure under the asset value guarantees including guarantees in the form of funded residual value guarantees, rebateable advance rentals and deferred payments is approximately $232.4 million.

Contingencies

The Company has exposure for certain legal matters as disclosed in Note 16 to the interim consolidated financial statements for the three months ended July 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in the Company’s exposure to contingencies since July 31, 2012.

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

Adjusted EBITDA is calculated by adding to or subtracting from net earnings (loss) certain of the adjustment items permitted in calculating covenant compliance under the indenture governing the senior secured notes. We describe these adjustments to net earnings (loss) in the table below. Adjusted EBITDA is a supplemental measure of our ability to service indebtedness that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net earnings (loss) or other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. In addition, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies. Management believes that the presentation of Adjusted EBITDA included in this Quarterly Report on Form 10-Q provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance of our business. We will also use Adjusted EBITDA as a measure to calculate certain financial covenants related to our revolving credit facility and the notes indenture. Under the revolving credit facility agreement, the Company must maintain a maximum ratio of 2.5 to 1 of first priority net debt as defined in the revolving credit facility agreement to Adjusted EBITDA. If the financial covenant is not maintained, repayment of the revolving credit facility can be accelerated. Under the revolving credit facility agreement and notes indentures, the Company must meet certain Adjusted EBITDA ratios to incur additional indebtedness above the permitted indebtedness as defined in the revolving credit facility agreement and notes indenture. To incur additional indebtedness which is not otherwise permitted, the Company must have an Adjusted EBITDA to fixed charges ratio as defined in the revolving credit facility agreement and notes indenture that is equal to or greater than 2.0 to 1.0. However, if the indebtedness is secured by a lien then the Company must also have a total secured indebtedness, net of cash, to Adjusted EBITDA ratio as defined in the revolving credit facility agreement and notes indenture that is less than or equal to 5.0 to 1.0.

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

Set forth below is a reconciliation of net loss to Adjusted EBITDA derived from the last twelve months ended July 31, 2012. As of July 31, 2012, the Company was in compliance with all financial covenants contained in the agreements governing its outstanding indebtedness.

(in thousands of U.S. dollars)	For the last twelve months ended July 31, 2012 (unaudited)

Net loss	$(124,295)
Discontinued operations	14,976
Earnings from equity accounted investees, net of cash distributions received	(3,062)
Fixed charges (a)	114,121
Other financing charges	30,941
Income tax expense	53,345
Amortization	114,174
Asset impairment charge (b)	16,411
Gain on disposal of assets	(2,521)
Restructuring costs	14,274
Business optimization costs	12,606
Stock-based compensation expense	534
Amortization of deferred charges (c)	2,897
Amortization of advanced aircraft rental payments	5,088
Unusual/non-recurring costs (d)	—
Investment/acquisition/permitted disposal (e)	65
Pension adjustment (f)	(1,835)

Adjusted EBITDA (g)	$247,719

(a)

Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the senior secured note indenture. The amortization of debt issuance costs and financing fees are excluded from fixed charges.

(b)	Asset impairment charge includes impairment of funded residual value guarantees, impairment of assets held for sale, and impairment of intangible assets.
(c)	Amortization of initial costs on leased aircraft.
(d)	Unusual or non-recurring costs that include professional fees.
(e)	Costs incurred related to potential investment, acquisitions, and divestures.
(f)	This is an adjustment to arrive at the current service cost of the pension.
(g)

Adjusted EBITDA for the periods presented does not include the pro forma effect of aircraft acquisitions or disposals. However, the new revolving credit facility and the indenture governing the notes offered herein permit us to calculate Adjusted EBITDA for purposes of the applicable covenants contained therein giving pro forma effect to aircraft acquisitions, net of disposals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended April 30, 2012 for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates since April 30, 2012.

Recent Accounting Pronouncements

See Note 1 in the interim unaudited consolidated financial statements for the three months ended July 31, 2012 contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk ” in our Annual Report on Form 10-K for the year April 30, 2012 which we filed with the SEC on July 11, 2012 and Note 1 in the “Notes to the Interim Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk since April 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” on our Annual Report on Form 10-K for the year ended April 30, 2012 which we filed with the SEC on July 11, 2012. Developments in these previously reported matters are described in Note 16 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes during the three months ended July 31, 2012 in our “Risk Factors” as discussed on our Annual Report on Form 10-K for the year ended April 30, 2012 which we filed with the SEC on July 11, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description

3.1#	CHC Helicopter S.A., Articles of Association, dated January 4, 2012.

3.2#	6922767 Holding S.à r.l, Articles of Association, dated September 9, 2010.

4.1#	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.2#	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.1)

4.3#	Registration Rights Agreement, dated as of October 4, 2010, by and among CHC Helicopter S.A., the Guarantors named therein, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., RBC Capital Markets Corporation and UBS Securities LLC.

4.4#	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.

4.5(1)	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.6(2)	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.

10.1+*	Termination agreement and release, dated July 16, 2012, by and between Heli-One American Support LLC and John Graber.

31.1+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§¥	XBRL Instance Document

101.SCH§¥	XBRL Taxonomy Extension Schema Document

101.CAL§¥	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§¥	XBRL Taxonomy Extension Definition Presentation Linkbase Document

101.LAB§¥	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§¥	XBRL Taxonomy Extension Presentation Linkbase Document

*	Constitutes management contract or compensatory contract
+	Filed herewith
#	Filed on January 18, 2012 as an exhibit to our Registration Statement on Form S-4 and incorporated herein by reference.
§	In accordance with Rule 406T of Regulation S-T, the information in these exhibits, when filed, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
¥	To be filed by amendment. The foregoing exhibits have been omitted in reliance on Rule 405(a)(2) of Regulation S-T, which allows for a 30-day grace period for the initial submission of detail-tagged footnotes with the SEC.
(1)	Filed on March 28, 2012 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(2)	Filed on May 9, 2012 as an exhibit to Amendment No. 3 to our Registration Statement on Form S-4/A and incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHC Helicopter S.A.

By:	/s/ Joan Schweikart Hooper
Joan Schweikart Hooper
Senior Vice President and Chief Financial Officer of Heli-One Canada, Inc.* and A Director

Date: September 13, 2012

*	CHC Helicopter S.A. has entered into an agreement with its wholly owned subsidiary, Heli-One Canada Inc., to provide certain management services subject to the authority limits as determined by CHC Helicopter S.A.’s board of directors and set out in such agreement