Form 10-Q/A
period 2012-07-31
CHC Helicopter S.A.
filed 2012-10-03
CIK 1539429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended July 31, 2012, as filed with the Securities and Exchange Commission on September 13, 2012, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL):

(i)	the unaudited Consolidated Balance Sheets,

(ii)	the unaudited Consolidated Statements of Operations,

(iii)	the unaudited Consolidated Statements of Comprehensive Loss,

(iv)	the unaudited Consolidated Statements of Cash Flows,

(v)	the unaudited Consolidated Statements of Shareholder’s Equity, and

(vi)	the notes to the unaudited consolidated financial statements referred to above.

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibits described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description

3.1#	CHC Helicopter S.A., Articles of Association, dated January 4, 2012.

3.2#	6922767 Holding S.à r.l, Articles of Association, dated September 9, 2010.

4.1#	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.2#	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.1).

4.3#	Registration Rights Agreement, dated as of October 4, 2010, by and among CHC Helicopter S.A., the Guarantors named therein, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., RBC Capital Markets Corporation and UBS Securities LLC.

4.4#	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.

4.5(1)	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.6(2)	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.

10.1(3)*	Termination agreement and release, dated July 16, 2012, by and between Heli-One American Support LLC and John Graber.

31.1(3)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(3)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Presentation Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Constitutes management contract or compensatory contract.
+	Filed herewith.
#	Filed on January 18, 2012 as an exhibit to our Registration Statement on Form S-4 and incorporated herein by reference.
(1)	Filed on March 28, 2012 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(2)	Filed on May 9, 2012 as an exhibit to Amendment No. 3 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(3)	Filed on September 13, 2012 as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHC Helicopter S.A.

By:	/s/ Joan Schweikart Hooper
Joan Schweikart Hooper

Senior Vice President and Chief Financial Officer of Heli-One Canada, Inc.* and A Director

Date: October 3, 2012

*	CHC Helicopter S.A. has entered into an agreement with its wholly owned subsidiary, Heli-One Canada Inc., to provide certain management services subject to the authority limits as determined by CHC Helicopter S.A.’s board of directors and set out in such agreement

4