Form 10-Q
period 2012-10-31
CHC Helicopter S.A.
filed 2012-12-17
CIK 1539429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to.

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

As of October 31, 2012, there were 1,870,561,417 Class A Shares, 7,742,469 Class B Shares, 318,000 Special Shares and one Class C Share of stock outstanding.

CHC Helicopter S.A.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED

October 31, 2012

PART I—FINANCIAL INFORMATION

		Page Number

	Trademarks	3

	Glossary	3

ITEM 1.	Financial statements	4

	6922767 Holding S.à.r.l. consolidated balance sheets (unaudited) as of October 31, 2012 and April 30, 2012	4

	6922767 Holding S.à.r.l. consolidated statements of operations (unaudited) for the three and six months ended October 31, 2012 and 2011	5

	6922767 Holding S.à.r.l. consolidated statements of comprehensive income (loss) (unaudited) for the three and six months ended October 31, 2012 and 2011	6

	6922767 Holding S.à.r.l. consolidated statements of cash flows (unaudited) for the six months ended October 31, 2012 and 2011	7

	6922767 Holding S.à.r.l. consolidated statements of shareholder’s equity (unaudited) for the six months ended October 31, 2012 and 2011	8

	Notes to 6922767 Holding S.à.r.l. interim consolidated financial statements (unaudited)	9

ITEM 2.	Management’s discussion and analysis of financial condition and results of operations	41

ITEM 3.	Quantitative and qualitative disclosures about market risk	62

ITEM 4.	Controls and procedures	62

	PART II—OTHER INFORMATION

ITEM 1.	Legal proceedings	63

ITEM 1A.	Risk factors	63

ITEM 2.	Unregistered sales of equity securities and use of proceeds	63

ITEM 3.	Defaults upon senior securities	63

ITEM 4.	Mine safety disclosures	63

ITEM 5.	Other information	63

ITEM 6.	Exhibits	63

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

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

6922767 Holding S.à.r.l.

Consolidated Balance Sheets

(Expressed in thousands of United States dollars, except share information)

(Unaudited)

	October 31, 2012	April 30, 2012
Assets
Current assets:
Cash and cash equivalents	$68,778	$55,547
Receivables, net of allowance for doubtful accounts of $2,300 and $2,600, respectively (note 2)	304,701	266,115
Income taxes receivable	25,078	20,747
Deferred income tax assets	9,361	8,542
Inventories (note 4)	95,740	90,013
Prepaid expenses	20,069	21,183
Other assets (note 5)	38,039	33,195

	561,766	495,342
Property and equipment, net	1,041,490	1,026,860
Investments	25,466	24,226
Intangible assets (note 6)	205,493	217,890
Goodwill	432,059	433,811
Restricted cash (note 2)	20,353	25,994
Other assets (note 5)	410,986	363,103
Deferred income tax assets	49,020	48,943
Assets held for sale (note 3)	63,295	79,813

	$2,809,928	$2,715,982

Liabilities and Shareholder’s Equity
Current liabilities:
Payables and accruals	$356,519	$363,064
Deferred revenue	20,775	23,737
Income taxes payable	40,169	43,581
Deferred income tax liabilities	13,073	11,729
Current facility secured by accounts receivable (note 2)	55,317	45,566
Other liabilities (note 7)	20,155	23,648
Current portion of long-term debt (note 8)	14,039	17,701

	520,047	529,026
Long-term debt (note 8)	1,401,504	1,269,379
Deferred revenue	50,221	43,517
Other liabilities (note 7)	189,820	191,521
Deferred income tax liabilities	18,943	20,072

Total liabilities	2,180,535	2,053,515
Redeemable non-controlling interests (note 2)	4,489	1,675
Capital stock: Par value 1 Euro; Authorized and issued: 1,228,377,770 and 1,228,377,770, respectively	1,607,101	1,607,101
Contributed surplus	55,541	55,318
Deficit	(966,137)	(940,031)
Accumulated other comprehensive loss	(71,601)	(61,596)

Total shareholder’s equity	624,904	660,792

	$2,809,928	$2,715,982

See accompanying notes to interim consolidated financial statements.

6922767 Holding S.à.r.l.

Consolidated Statements of Operations

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Six months ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Revenue	$446,786	$423,000	$862,855	$832,649
Operating expenses:
Direct costs	(351,397)	(343,346)	(697,484)	(679,987)
Earnings from equity accounted investees	825	625	1,837	1,221
General and administration costs	(18,914)	(15,421)	(37,439)	(29,452)
Amortization	(27,635)	(25,429)	(55,945)	(52,532)
Restructuring costs	(1,797)	(7,080)	(3,727)	(11,884)
Recovery (impairment) of receivables and funded residual value guarantees	143	63	(572)	47
Impairment of intangible assets	(6,339)	(1,717)	(5,818)	(1,825)
Impairment of assets held for sale (note 3)	(3,650)	(4,251)	(9,297)	(11,632)
Impairment of assets held for use	—	—	(660)	—
Gain (loss) on disposal of assets	(3,026)	(316)	(4,617)	3,741

	(411,790)	(396,872)	(813,722)	(782,303)

Operating income	34,996	26,128	49,133	50,346
Interest on long-term debt	(30,075)	(29,516)	(59,958)	(60,186)
Foreign exchange gain	10,562	2,446	3,161	2,639
Other financing charges (note 9)	(3,449)	(6,491)	(11,603)	(6,235)

Income (loss) from continuing operations before income tax	12,034	(7,433)	(19,267)	(13,436)
Income tax recovery (expense) (note 10)	(5,022)	8,638	(6,303)	12,485

Income (loss) from continuing operations	7,012	1,205	(25,570)	(951)
Earnings (loss) from discontinued operations, net of tax	467	(7,526)	812	(8,312)

Net earnings (loss)	$7,479	$(6,321)	$(24,758)	$(9,263)

Net earnings (loss) attributable to:
Controlling interest	$6,999	$(11,420)	$(26,106)	$(19,793)
Non-controlling interest	480	5,099	1,348	10,530

Net earnings (loss)	$7,479	$(6,321)	$(24,758)	$(9,263)

See accompanying notes to interim consolidated financial statements.

6922767 Holding S.à.r.l.

Consolidated Statements of Comprehensive Income (Loss)

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Six months ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Net earnings (loss)	$7,479	$(6,321)	$(24,758)	$(9,263)
Other comprehensive income (loss):
Net foreign currency translation adjustments	24,747	(24,550)	(3,817)	(36,027)
Net change in defined benefit pension plan, net of income tax	(1,913)	(564)	(4,553)	(855)
Net change in cash flow hedges	—	(654)	(169)	(1,387)

Comprehensive income (loss)	$30,313	$(32,089)	$(33,297)	$(47,532)

Comprehensive income (loss) attributable to:
Controlling interest	$30,123	$(37,054)	$(36,111)	$(56,473)
Non-controlling interest	190	4,965	2,814	8,941

Comprehensive income (loss)	$30,313	$(32,089)	$(33,297)	$(47,532)

See accompanying notes to interim consolidated financial statements.

6922767 Holding S.à.r.l.

Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

	Six months ended
	October 31, 2012	October 31, 2011
Cash provided by (used in):
Operating activities:
Net loss	$(24,758)	$(9,263)
Earnings (loss) from discontinued operations, net of tax	812	(8,312)

Loss from continuing operations	(25,570)	(951)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Amortization	55,945	52,532
Loss (gain) on disposal of assets	4,617	(3,741)
Impairment (recovery) of receivables and funded residual value guarantees	572	(47)
Impairment of intangible assets	5,818	1,825
Impairment of assets held for use	660	—
Impairment of assets held for sale	9,297	11,632
Earnings from equity accounted investees	(1,837)	(1,221)
Deferred income taxes	(6,252)	(13,953)
Non-cash stock-based compensation expense	223	600
Amortization of unfavorable contract credits	(2,826)	(5,849)
Amortization of lease related fixed interest rate obligations	(1,443)	(1,705)
Amortization of long-term debt and lease deferred financing costs	4,719	4,211
Non-cash accrued interest income on funded residual value guarantees	(3,580)	(3,812)
Mark to market loss on derivative instruments	2,964	5,637
Non-cash defined benefit pension expense	3,431	8,775
Defined benefit contributions and benefits paid	(20,867)	(24,335)
Increase to deferred lease financing costs	(1,489)	(7,488)
Unrealized gain on foreign currency exchange translation	(582)	(3,569)
Other	7,922	3,609
Decrease in cash resulting from changes in operating assets and liabilities (note 13)	(55,480)	(32,226)

Cash used in operating activities	(23,758)	(10,076)

Financing activities:
Sold interest in accounts receivable, net of collections	8,917	40,082
Proceeds from issuance of senior secured notes	202,000	—
Long-term debt proceeds	390,229	405,000
Long-term debt repayments	(471,824)	(390,539)
Increase in deferred financing costs relating to revolver and notes	(3,793)	—
Proceeds from issuance of capital stock	—	60,000

Cash provided by financing activities	125,529	114,543

Investing activities:
Property and equipment additions	(142,267)	(164,751)
Proceeds from disposal of property and equipment	93,413	91,120
Aircraft deposits net of lease inception refunds	(40,926)	(36,115)
Restricted cash	5,384	753
Distributions from equity investments	—	936

Cash used in investing activities	(84,396)	(108,057)

Cash provided by (used in) continuing operations	17,375	(3,590)
Cash flows provided by (used in) discontinued operations:
Cash flows provided by (used in) operating activities	812	(1,488)
Cash flows provided by (used in) financing activities	(812)	1,488

Cash provided by (used in) discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents	(4,144)	(10,804)

Change in cash and cash equivalents during the period	13,231	(14,394)
Cash and cash equivalents, beginning of period	55,547	68,921

Cash and cash equivalents, end of period	$68,778	$54,527

See accompanying notes to interim consolidated financial statements.

6922767 Holding S.à.r.l.

Consolidated Statements of Shareholder’s Equity

(Expressed in thousands of United States dollars)

(Unaudited)

Six months ended October 31, 2012	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive earnings (loss)	Total shareholder’s equity	Redeemable non- controlling interests
April 30, 2012	$1,607,101	$55,318	$(940,031)	$(61,596)	$660,792	$1,675
Net change in cash flow hedges	—	—	—	(169)	(169)	—
Foreign currency translation	—	—	—	(5,844)	(5,844)	2,027
Stock compensation expense	—	223	—	—	223	—
Defined benefit plan, net of income tax	—	—	—	(3,992)	(3,992)	(561)
Net earnings (loss)	—	—	(26,106)	—	(26,106)	1,348

October 31, 2012	$1,607,101	$55,541	$(966,137)	$(71,601)	$624,904	$4,489

Six months ended October 31, 2011	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive earnings (loss)	Total shareholder’s equity	Redeemable non- controlling interests
April 30, 2011	$1,547,101	$14,583	$(832,609)	$15,201	$744,276	$3,087
Issuance of capital stock	60,000	—	—	—	60,000	—
Net change in cash flow hedges	—	—	—	(1,387)	(1,387)	—
Foreign currency translation	—	—	—	(34,519)	(34,519)	(1,508)
Stock compensation expense	—	600	—	—	600	—
Defined benefit plan, net of income tax	—	—	—	(774)	(774)	(81)
Net earnings (loss)	—	—	(19,793)	—	(19,793)	10,530

October 31, 2011	$1,607,101	$15,183	$(852,402)	$(21,479)	$748,403	$12,028

See accompanying notes to interim consolidated financial statements.

6922767 Holding S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

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

The financial information as of April 30, 2012 is derived from the Company’s annual audited consolidated financial statements and notes for the fiscal year ended April 30, 2012. These interim financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes for the fiscal year ended April 30, 2012, which are included in Amendment No. 1 to the Company’s Registration Statement on Form S-4 which was filed with the SEC on November 9, 2012.

(b)	Foreign currency:

The currencies which most influence the Company’s foreign currency translations and the relevant exchange rates were:

	Six months ended
	October 31, 2012	October 31, 2011
Average rates:
US $/£	1.582551	1.610304
US $/CAD	0.998203	1.016157
US $/NOK	0.169695	0.181486
US $/AUD	1.023458	1.048471
US $/€	1.264125	1.413881

Period end rates:
US $/£	1.611044	1.614092
US $/CAD	1.000400	1.006543
US $/NOK	0.175170	0.181379
US $/AUD	1.036815	1.060966
US $/€	1.295818	1.394665

1.     Significant accounting policies (continued):

(c)	Recent accounting pronouncements adopted in the period

Presentation of comprehensive income in financial statements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. In December 2011, the FASB issued an accounting pronouncement that defers the requirement to present components of reclassifications of comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of the presentation of comprehensive income unaffected. The provisions for these pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has adopted this guidance using the two-statement approach presentation.

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

Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current year. Financing charges were reclassified to reflect the change in presentation whereby foreign exchange gain (loss) and interest on long-term debt are shown separately on the face of the consolidated statement of operations rather than combined with other financing charges. MRO segment revenues and Helicopter Services segment direct costs were also reclassified to reflect the helicopter parts and supplies provided by MRO to Helicopter Services for use at the bases.

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

As a result of consolidating EHOB, the Company has recorded a non-controlling interest relating to the 50.1% Class A shareholder’s interest in the net assets of EHOB. As at October 31, 2012, the redeemable non-controlling interest is $4.5 million (April 30, 2012 - $1.7 million). Because of the terms of the put and call arrangements with the European investor, the non-controlling interest is considered redeemable and is classified outside of equity.

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

Atlantic Aviation Limited and Atlantic Aviation FZE (collectively “Atlantic Aviation”)

On October 22, 2012, the Company and a Nigerian company (“Nigerian Company”) finalized an agreement to provide helicopter flying services to customers in Nigeria through Atlantic Aviation.

The Company has no equity ownership interest in Atlantic Aviation as 100% of the share capital of Atlantic Aviation is held by the Nigerian Company.

The Nigerian Company’s risks and rewards are not representative of its equity interest as it is only entitled to a management fee for the first four years of the agreement with its share of losses capped at a maximum of $3 million in the first two years combined. In the fifth year the Nigerian Company can opt to receive 40% of the profits or losses or continue with the existing arrangement. The Company will bear all losses exceeding $3 million in the first two years and 100% of the losses in the third and fourth year.

Under the terms of the agreement the Nigerian Company will not provide any additional funding to Atlantic Aviation. The Company will fund all start-up costs.

The Company has also entered into a put/call arrangement which gives it the right to purchase all of the Atlantic Aviation shares held by the Nigerian Company and the Nigerian Company the right to put its shares to the Company. The calls are exercisable in certain circumstances including: liquidation, events of default, and change of control initiated by the Company or the Nigerian Company. The put is exercisable in the event the agreement is terminated with cause and the Nigerian Company does not continue the business of Atlantic Aviation. The price on the put/call arrangement is a multiple of the Nigerian Company’s share of the preceding 12 months of profits of Atlantic Aviation.

The Company has determined that the activities that most significantly impact the economic performance of Atlantic Aviation are: entering into flying contracts, safety and training, and maintenance of aircraft. Atlantic Aviation’s fleet of aircraft is leased entirely from the Company and the lease agreements require that all aircraft maintenance be provided by the Company. The Company has entered into various contracts with Atlantic Aviation to provide management, employees and technical services. The framework agreement requires Atlantic Aviation to ensure safety standards meet minimums set by the Company.

The Company has not finalized the purchase price allocation related to Atlantic Aviation.

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

	October 31, 2012	April 30, 2012
Cash and cash equivalents	$45,489	$30,372
Receivables, net of allowance	104,846	86,623
Other current assets	37,946	28,423
Goodwill	72,101	72,269
Other long-term assets	91,623	84,127

Total assets	$352,005	$301,814

Payables and accruals	$287,674	$231,191
Other current liabilities	33,269	40,455
Accrued pension obligations	49,496	55,365
Other long-term liabilities	58,885	58,183

Total liabilities	$429,324	$385,194

	Three months ended		Six months ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Revenue	$274,788	$266,805	$535,537	$534,302
Net earnings (loss)	1,700	(3,982)	6,018	13,295

2.     Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(ii)	Accounts receivable securitization:

The Company enters into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”). Finacity only buys receivables or beneficial interests therein, from the Company. These transactions with Finacity satisfy the requirements for sales accounting treatment. Finacity is financed directly by a multi-seller commercial paper conduit, Hannover Funding Company LLC (“Hannover”), which purchases undivided ownership interests in the receivables, or beneficial interests therein, acquired by Finacity from the Company.

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

The following table shows the assets and the associated liabilities related to the Company’s secured debt arrangements that are included in the consolidated financial statements:

	October 31, 2012	April 30, 2012
Restricted cash	$7,107	$14,882
Transferred receivables	73,774	66,177
Current facility secured by accounts receivable	55,317	45,566

(iii)	Trinity Helicopters Limited:

As at October 31, 2012 the Company leased two aircraft from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE. Prior to December 2011, Trinity was funded by an unrelated lender who was considered to be the primary beneficiary. In conjunction with the Company’s lease covenant negotiations, the Company agreed to purchase the aircraft off lease from the lender. Instead of outright purchasing the aircraft the Company loaned the lease termination sum to Trinity who used these funds to repay the financing from the unrelated lender and continued to lease the aircraft to the Company. The security interest in the aircraft was assigned to the Company.

2.     Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(iii)	Trinity Helicopters Limited (continued):

The Company has been determined to be the primary beneficiary of the VIE and began consolidating this entity upon repayment of the previous lender. Prior to consolidation of this entity, the aircraft leases were recorded as capital leases.

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

The following table summarizes the amounts recorded for TAS in the consolidated balance sheet:

	October 31, 2012		April 30, 2012
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss
Receivables, net of allowances	$2,371	$2,371	$2,408	$2,408
Equity method investment	16,719	16,719	15,548	15,548

(ii)	Leasing entities:

Related party lessors

As at October 31, 2012 the Company had operating lease agreements for the lease of 29 aircraft (October 31, 2011 – 14 aircraft) from individual related party entities considered to be VIEs. The total operating lease expense for these leases was $11.9 million for the three months ended October 31, 2012 (October 31, 2011 - $5.7 million) and $22.8 million for the six months ended October 31, 2012 (October 31, 2011 - $11.4 million), with $4.6 million outstanding in payables and accruals at October 31, 2012 (April 30, 2012 - $4.4 million).

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

Other VIE lessors

At October 31, 2012 the Company leased 10 aircraft (October 31, 2011 – nine aircraft) from two different entities considered to be VIEs. At October 31, 2012, all 10 leases were considered to be operating leases (October 31, 2011 – seven operating leases and two capital leases).

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

	October 31, 2012		April 30, 2012
	# Aircraft		# Aircraft
Aircraft held for sale:
Book value, beginning of period	18	$79,293	12	$31,782
Classified as held for sale, net of impairment	8	1,090	19	82,377
Sales	(6)	(13,726)	(10)	(21,147)
Reclassified as held for use	(1)	(3,386)	(3)	(12,740)
Foreign exchange	—	(494)	—	(979)

Aircraft held for sale	19	62,777	18	79,293
Building held for sale	—	518	—	520

Total assets held for sale		$63,295		$79,813

The aircraft classified as held for sale are older technology aircraft that are being divested by the Company. The building classified as held for sale is the result of relocation of certain of the Company’s base operations. During the six months ended October 31, 2012, there was one aircraft that was reclassified to assets held for use as management reviewed its fleet strategy and decided to redeploy this aircraft to flying operations.

During the three and six months ended October 31, 2012, certain aircraft held for sale were written down to their fair value less costs to sell. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement is based on third party appraisals using market data.

4.    Inventories:

	October 31, 2012	April 30, 2012
Work-in-progress for maintenance contracts under completed contract accounting	$4,998	$3,951
Consumables	100,824	96,588
Provision for obsolescence	(10,082)	(10,526)

	$95,740	$90,013

5.    Other assets:

	October 31, 2012	April 30, 2012
Current:
Aircraft operating lease funded residual value guarantees	$14,006	$7,004
Deferred financing costs	8,709	7,880
Mobilization costs	4,961	4,780
Prepaid aircraft rentals	4,195	4,958
Foreign currency embedded derivatives and forward contracts (note 12)	4,054	6,524
Residual value guarantee	2,114	2,049

	$38,039	$33,195

Non-current:
Aircraft operating lease funded residual value guarantees	$194,819	$190,147
Aircraft deposits	72,550	44,557
Deferred financing costs	49,748	50,698
Accrued pension asset	31,378	19,449
Mobilization costs	16,700	13,789
Prepaid aircraft rentals	13,324	13,730
Residual value guarantee	10,888	11,632
Security deposits	6,265	9,535
Foreign currency embedded derivatives and forward contracts (note 12)	5,084	1,695
Pension guarantee assets	4,992	4,974
Other assets	5,238	2,897

	$410,986	$363,103

6.    Intangible Assets:

Due to a decline in aircraft values, the Company impaired a portion of its embedded equity in the six months ended October 31, 2012 and 2011 to fair value. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of embedded equity is based on aircraft values from third party appraisals using market data.

7.    Other liabilities:

	October 31, 2012	April 30, 2012
Current:
Foreign currency embedded derivatives and forward contracts (note 12)	$12,059	$11,089
Fixed interest rate obligations	2,438	2,900
Deferred gains on sale-leasebacks of aircraft	2,418	1,853
Aircraft modifications	2,098	2,377
Contract inducement	801	801
Lease aircraft return costs	258	1,632
Residual value guarantees	83	83
Unfavorable contract credits	—	2,913

	$20,155	$23,648

Non-current:
Accrued pension obligations	$104,166	$107,699
Foreign currency embedded derivatives and forward contracts (note 12)	20,451	17,384
Residual value guarantees	17,779	17,345
Deferred gains on sale-leasebacks of aircraft	17,727	14,475
Insurance claims accrual	11,718	13,646
Contract inducement	9,774	10,233
Fixed interest rate obligations	1,861	3,137
Deferred rent liabilities	607	2,013
Other	5,737	5,589

	$189,820	$191,521

8.    Long-term debt and capital lease obligations:

	Principal Repayment terms	Facility maturity dates	October 31, 2012	April 30, 2012
Senior secured notes	At maturity	October 2020	$1,286,722	$1,084,109

Revolving credit facility:
US LIBOR plus a 4.5% margin	At maturity	October 2015	20,000	125,000
Alternate Base Rate plus a 3.5% margin	At maturity	October 2015	30,000	—

Other term loans:
Eurocopter Loan – 2.50%	On demand	—	2,175	4,623
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	June 2014	2,171	2,745
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	April 2018	4,748	10,476

Capital lease obligations	Quarterly	December 2012 - October 2017	37,227	26,922

Boundary Bay financing – 6.93%	Monthly	April 2035	32,500	33,205

Total long-term debt and capital lease obligations			1,415,543	1,287,080

Less: current portion			(14,039)	(17,701)

Long-term debt and capital lease obligations			$1,401,504	$1,269,379

8.	Long-term debt and capital lease obligations (continued):

On October 5, 2012, the Company issued an additional $200.0 million of senior secured notes (the “notes”). The notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The notes have an aggregate principal value of $200.0 million, were issued at 101.0% of par value, bear interest at a rate of 9.25% with semi-annual interest payments on April 15 and October 15 and mature on October 15, 2020.

The notes were issued by one of the Company’s subsidiaries and are guaranteed by the Company and most of its subsidiaries through a general secured obligation. The notes are secured on a first-priority lien basis by the collateral of each guarantor subject to the permitted liens under the indenture, are subordinated to the priority payment lien obligations including the revolving credit facility and are senior to all unsecured indebtedness of each guarantor.

The notes have the following optional redemption features:

•

Any time prior to October 15, 2013, the Company can redeem 35% of the aggregate principal amount of the notes at a redemption price of 109.25% of the principal plus accrued and unpaid interest with the net proceeds of one or more equity offerings provided that at least 50% of the aggregate principal of the notes remains outstanding and the redemption occurs within 180 days of the closing date of the equity offering.

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

9.    Other financing charges:

	Three months ended		Six months ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Amortization of deferred financing costs	$(1,849)	$(1,613)	$(3,486)	$(3,242)
Net gain (loss) on fair value of derivative financial instruments	608	(4,200)	(3,703)	(3,997)
Amortization of guaranteed residual values	(546)	(454)	(1,067)	(864)
Interest expense	(3,282)	(2,244)	(6,363)	(2,664)
Interest income	3,239	3,282	6,326	6,423
Other	(1,619)	(1,262)	(3,310)	(1,891)

	$(3,449)	$(6,491)	$(11,603)	$(6,235)

10.    Income taxes:

As the Company operates in several tax jurisdictions, its income is subject to various rates of taxation. The income tax recovery (expense) differs from the amount that would have resulted from applying the Luxembourg statutory income tax rates to income (loss) from continuing operations before income taxes as follows:

	Three months ended		Six months ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Income (loss) from continuing operations before income tax	$12,034	$(7,433)	$(19,267)	$(13,436)
Combined Luxemburg statutory income tax rate	29%	29%	29%	29%

Income tax recovery (expense) calculated at statutory rate	(3,490)	2,156	5,587	3,896
(Increase) decrease in income tax recovery (expense) resulting from:
Rate differences in various jurisdictions	9,019	16,737	11,219	21,053
Change in tax law	(178)	(738)	(757)	(938)
Non-deductible items	(7,281)	(7,871)	(15,751)	(16,713)
Other foreign taxes	(2,363)	(2,545)	(5,795)	(7,350)
Non-deductible portion of capital losses	(102)	(10)	81	493
Non-taxable income	7,511	71	14,777	836
Adjustments to prior years	(667)	2,551	(706)	2,921
Functional currency adjustments	(3,904)	(4,110)	4,130	(2,415)
Valuation allowance	(3,630)	3,171	(18,791)	10,198
Other	63	(774)	(297)	504

Income tax recovery (expense)	$(5,022)	$8,638	$(6,303)	$12,485

As at October 31, 2012, there was $13.6 million in unrecognized tax benefits, of which $6.8 million would have an impact on the effective tax rate, if recognized.

During the six months ended, no new uncertain tax positions were identified. As of October 31, 2012 and April 30, 2012, interest and penalties totaling $2.9 million and $2.9 million, respectively, were accrued.

11.     Employee pension plans:

The net defined benefit pension plan expense is as follows:

	Three months ended		Six months ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Current service cost	$4,808	$4,579	$9,458	$9,265
Interest cost	7,847	9,114	15,577	18,428
Expected return on plan assets	(10,391)	(8,724)	(20,485)	(17,632)
Amortization of net actuarial and experience losses	258	135	511	275
Amortization of past service credits	(94)	—	(186)	—
Employee contributions	(733)	(771)	(1,444)	(1,561)

	$1,695	$4,333	$3,431	$8,775

12.     Derivative financial instruments and fair value measurements:

The Company is exposed to foreign exchange risk primarily from its subsidiaries which incur revenue and operating expenses in currencies other than U.S. dollars with the most significant being the Pound Sterling, Norwegian Kroner, Canadian dollars, Australian dollars and Euros. The Company monitors these exposures through its cash forecasting process and regularly enters into foreign exchange forward contracts to manage its exposure to fluctuations in expected future cash flows related to transactions in currencies other than the functional currency.

The Company’s outstanding foreign exchange forward contracts are as follows:

		Notional	Fair value asset	Maturity dates
October 31, 2012:
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	242,973	$3,227	November 2012 to April 2015
Purchase contracts to sell U.S. dollars and buy Euros		€69,268	4,180	December 2013 to July 2014

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

12.    Derivative financial instruments and fair value measurements (continued):

The following tables summarize the financial instruments measured at fair value on a recurring basis excluding cash and cash equivalents and restricted cash:

	October 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$3,641	$—	$3,641
Foreign currency embedded derivatives	—	413	—	413
Other assets, non-current:
Foreign currency forward contracts	—	5,080	—	5,080
Foreign currency embedded derivatives	—	4	—	4

	$—	$9,138	$—	$9,138

	October 31, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value
Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(562)	$—	$(562)
Foreign currency embedded derivatives	—	(11,497)	—	(11,497)
Other liabilities, non-current:
Foreign currency forward contracts	—	(752)	—	(752)
Foreign currency embedded derivatives	—	(19,699)	—	(19,699)

	$—	$(32,510)	$—	$(32,510)

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

	October 31, 2012
	Fair value	Carrying value
Senior secured notes	$1,322,750	$1,286,722

The fair value of the senior secured notes is determined based on market information provided by third parties which is considered to be a level 2 measurement in the fair value hierarchy.

13.    Supplemental cash flow information:

	Three months ended		Six months ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Cash interest paid	$54,964	$54,100	$58,354	$56,815
Cash taxes paid	6,060	2,679	14,086	8,347
Assets acquired through non-cash capital leases	13,905	—	13,905	48,529

Change in cash resulting from changes in operating assets and liabilities:

	Six months ended
	October 31, 2012	October 31, 2011
Receivables, net of allowance	$(36,666)	$(63,888)
Income taxes	(7,546)	(2,819)
Inventory	(7,503)	4,198
Prepaid expenses	1,089	(5,888)
Payables and accruals	(2,733)	42,350
Deferred revenue	348	1,188
Other assets and liabilities	(2,469)	(7,367)

	$(55,480)	$(32,226)

14.    Guarantees:

The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual aircraft values at the termination of the leases, which have terms expiring between fiscal 2013 and 2022. The Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $230.9 million as at October 31, 2012 (April 30, 2012 - $223.0 million).

15.    Related party transactions:

(a)	Related party leasing transactions and balances:

During the three months ended October 31, 2012 the Company engaged in leasing transactions with VIEs related to the Company’s ultimate parent (note 2).

(b)	Balances with Ultimate Parent:

At October 31, 2012, $2.0 million in payables and accruals is due to and $1.2 million in receivables is due from the Company’s ultimate parent.

16.    Commitments:

The Company has aircraft operating leases with 17 lessors in respect of 161 aircraft included in the Company’s fleet at October 31, 2012 (April 30, 2012 – 18 lessors in respect of 164 aircraft). As at October 31, 2012, these leases had expiry dates ranging from fiscal 2013 to 2023. The Company has the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but has no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at the Company’s expense. The Company either performs this work internally through its own repair and overhaul facilities or has the work performed by an external repair and overhaul service provider.

At October 31, 2012, the Company had commitments with respect to operating leases for aircraft, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended October 31:

	Aircraft operating leases	Building, land and equipment operating leases	Total operating leases
2013	$207,361	$11,156	$218,517
2014	187,042	9,614	196,656
2015	173,075	8,328	181,403
2016	153,165	6,637	159,802
2017	129,196	5,543	134,739
and thereafter	335,413	60,322	395,735

	$1,185,252	$101,600	$1,286,852

As at October 31, 2012, the Company has committed to purchase 36 new aircraft. The total required additional expenditures related to these purchase commitments is approximately $785.0 million. These aircraft are expected to be delivered in fiscal 2013 to 2017 and will be deployed in the Company’s Helicopter Services segment. The Company intends to enter into leases for these aircraft or purchase them outright upon delivery from the manufacturer.

The terms of certain of the Company’s helicopter lease agreements impose operating and financial limitations on the Company. Such agreements limit the extent to which the Company may, among other things, incur indebtedness and fixed charges relative to its level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.

Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the aircraft, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to the Company’s financial position. The aircraft would then be sold and the surplus, if any, returned to the Company. Alternatively the Company could exercise its option to purchase the aircraft. As at October 31, 2012 the Company was in compliance with all financial covenants.

During the six months ended October 31, 2012, a lessor that had been engaged in discussions with the Company approved a financial covenant reset to October 31, 2013. As part of previous negotiations in 2011 with this lessor, the Company also made a commitment to further reduce its total operating lease portfolio by $39.4 million.

17.    Contingencies:

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

In addition, from time to time, the Company and its subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to OFAC that our subsidiary formerly operating as Schreiner Airways may have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and the Company continues to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the U.S. jurisdiction. At October 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Brazilian customs authorities seized one of the Company’s helicopters (valued at approximately $10.0 million) as a result of allegations that the Company violated Brazilian customs law by failing to ensure its customs agent and the customs agent’s third party shipping company followed approved routing of the helicopter during transport. The Company secured release of the helicopter and is disputing through administrative court action any claim for penalties associated with the seizure and the alleged violation. The Company has preserved its rights by filing a civil action against its customs agent for any losses that may result. At October 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Our Brazilian subsidiary is disputing a claim from the Brazilian tax authorities regarding eligibility for certain tax benefits that our subsidiary claimed in the past in connection with the importation of aircraft parts. The tax authorities are seeking to assess up to $20 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation. On December 19, 2011, a First Level Administrative Panel decision reduced the assessment to $0.3 million. We are appealing the remaining assessment. We will continue to defend this claim vigorously. At October 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Our Brazilian subsidiary is also disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $3.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At October 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

17.    Contingencies (continued):

The Company received an inquiry from the Nigerian government regarding the tax treatment of certain of its former joint venture partner’s operations in Nigeria. The Company is cooperating with the government of Nigeria. At October 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from the Company self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. The Company will continue to cooperate in all aspects of the investigation. At October 31, 2012, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

18.    Segment information:

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

18.    Segment information (continued):

Three months ended October 31, 2012

	Helicopter Services	MRO	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$402,617	$42,488	$1,681	$—	$446,786
Add: Inter-segment revenues	1,288	77,354	—	(78,642)	—

Total revenue	403,905	119,842	1,681	(78,642)	446,786
Direct costs (i)	(283,799)	(91,760)	(5,683)	78,642	(302,600)
Earnings from equity accounted investees	825	—	—	—	825
General and administration costs	—	—	(18,914)	—	(18,914)

Segment EBITDAR (adjusted) (ii)	120,931	28,082	(22,916)	—	126,097
Aircraft lease and associated costs	(48,797)				(48,797)
Amortization					(27,635)
Restructuring costs					(1,797)
Recovery of receivables and funded residual value guarantees					143
Impairment of intangible assets (iii)					(6,339)
Impairment of assets held for sale					(3,650)
Loss on disposal of assets					(3,026)
Interest on long-term debt					(30,075)
Foreign exchange gain					10,562
Other financing charges					(3,449)
Income tax expense					(5,022)

Income from continuing operations					7,012
Earnings from discontinued operations, net of tax					467

Net earnings					$7,479

Segment assets	$868,281	$365,810	$1,512,542	$—	$2,746,633
Segment assets - held for sale	518	—	62,777	—	63,295

Total assets	$868,799	$365,810	$1,575,319	$—	$2,809,928

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administrative expenses.
(iii)	Impairment of intangible assets relates to the Corporate and other segment.

18.	Segment information (continued):

Six months ended October 31, 2012

	Helicopter Services	MRO	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$792,521	$67,034	$3,300	$—	$862,855
Add: Inter-segment revenues	2,137	145,815	—	(147,952)	—

Total revenue	794,658	212,849	3,300	(147,952)	862,855
Direct costs (i)	(572,941)	(171,103)	(4,165)	147,952	(600,257)
Earnings from equity accounted investees	1,837	—	—	—	1,837
General and administration costs	—	—	(37,439)	—	(37,439)

Segment EBITDAR (adjusted) (ii)	223,554	41,746	(38,304)	—	226,996
Aircraft lease and associated costs	(97,227)				(97,227)
Amortization					(55,945)
Restructuring costs					(3,727)
Impairment of receivables and funded residual value guarantees					(572)
Impairment of intangible assets (iii)					(5,818)
Impairment of assets held for sale					(9,297)
Impairment of assets held for use					(660)
Loss on disposal of assets					(4,617)
Interest on long-term debt					(59,958)
Foreign exchange gain					3,161
Other financing charges					(11,603)
Income tax expense					(6,303)

Loss from continuing operations					(25,570)
Earnings from discontinued operations, net of tax					812

Net loss					$(24,758)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administrative expenses.
(iii)	Impairment of intangible assets relates to the Corporate and other segment.

18.	Segment information (continued):

Three months ended October 31, 2011

	Helicopter Services	MRO	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$383,279	$38,409	$1,312	$—	$423,000
Add: Inter-segment revenues	985	72,336	—	(73,321)	—

Total revenue	384,264	110,745	1,312	(73,321)	423,000
Direct costs (i)	(277,889)	(91,810)	(4,364)	73,321	(300,742)
Earnings from equity accounted investees	625	—	—	—	625
General and administration costs	—	—	(15,421)	—	(15,421)

Segment EBITDAR (adjusted) (ii)	107,000	18,935	(18,473)	—	107,462
Aircraft lease and associated costs	(42,604)	—	—	—	(42,604)
Amortization					(25,429)
Restructuring costs					(7,080)
Recovery of receivables and funded residual value guarantees					63
Impairment of intangible assets (iii)					(1,717)
Impairment of assets held for sale					(4,251)
Loss on disposal of assets					(316)
Interest on long-term debt					(29,516)
Foreign exchange gain					2,446
Other financing charges					(6,491)
Income tax recovery					8,638

Income from continuing operations					1,205
Loss from discontinued operations, net of tax					(7,526)

Net loss					$(6,321)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administrative expenses.
(iii)	Impairment of intangible assets relates to the Corporate and other segment.

18.	Segment information (continued):

Six months ended October 31, 2011

	Helicopter Services	MRO	Corporate and other	Inter-segment eliminations	Consolidated
Revenue from external customers	$756,573	$73,297	$2,779	$—	$832,649
Add: Inter-segment revenues	2,249	139,821	30	(142,100)	—

Total revenue	758,822	213,118	2,809	(142,100)	832,649
Direct costs (i)	(557,355)	(173,169)	(8,463)	142,100	(596,887)
Earnings from equity accounted investees	1,221	—	—	—	1,221
General and administrative	—	—	(29,452)	—	(29,452)

Segment EBITDAR (adjusted) (ii)	202,688	39,949	(35,106)	—	207,531
Aircraft lease and associated costs	(83,100)	—	—	—	(83,100)
Amortization					(52,532)
Restructuring costs					(11,884)
Recovery of receivables and funded residual value guarantees					47
Impairment of intangible assets (iii)					(1,825)
Impairment of assets held for sale					(11,632)
Gain on disposal of assets					3,741
Interest on long-term debt					(60,186)
Foreign exchange gain					2,639
Other financing charges					(6,235)
Income tax recovery					12,485

Loss from continuing operations					(951)
Loss from discontinued operations, net of tax					(8,312)

Net loss					$(9,263)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administrative expenses.
(iii)	Impairment of intangible assets relates to the Corporate and other segment.

19.    Subsequent events:

On November 30, 2012, the Company committed to acquire $100 million of helicopter parts over a three year period.

20.    Supplemental condensed consolidated financial information:

The Company and certain of its direct and indirect wholly-owned subsidiaries (the “Guarantor Subsidiaries”) guaranteed, subject to customary automatic subsidiary releases, on a joint and several basis, certain outstanding indebtedness of CHC Helicopter SA. The following consolidating schedules present financial information as of October 31, 2012 and for the three and six months ended October 31, 2012 and 2011, based on the guarantor structure that was in place at the date of issuance of the financial statements

Balance Sheets as at October 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$(2,408)	$(14,545)	$80,412	$(9,226)	$14,545	$68,778
Receivables, net of allowance for doubtful accounts	4	113	134,798	170,459	(673)	304,701
Current intercompany receivables	6,055	580,533	545,495	318,738	(1,450,821)	—
Income taxes receivable	—	—	4,202	20,876	—	25,078
Deferred income tax assets	—	—	5,422	3,939	—	9,361
Inventories	—	—	88,751	6,989	—	95,740
Prepaid expenses	—	106	7,749	12,320	(106)	20,069
Other assets	—	33,439	62,402	59,204	(117,006)	38,039

	3,651	599,646	929,231	583,299	(1,554,061)	561,766
Property and equipment, net	—	—	959,215	82,656	(381)	1,041,490
Investments	625,498	322,781	384,481	16,716	(1,324,010)	25,466
Intangible assets	—	—	203,567	1,926	—	205,493
Goodwill	—	—	335,634	96,425	—	432,059
Restricted cash	—	—	6,020	14,333	—	20,353
Other assets	—	32,194	368,258	42,681	(32,147)	410,986
Long-term intercompany receivables	—	866,482	29,712	493,867	(1,390,061)	—
Deferred income tax assets	—	—	31,245	17,775	—	49,020
Assets held for sale	—	—	63,295	—	—	63,295

	$629,149	$1,821,103	$3,310,658	$1,349,678	$(4,300,660)	$2,809,928

Liabilities and Shareholder’s Equity
Current Liabilities
Payables and accruals	$677	$8,955	$250,121	$105,720	$(8,954)	$356,519
Deferred revenue	—	—	12,555	8,220	—	20,775
Income taxes payable	2,852	2,181	25,270	12,047	(2,181)	40,169
Current intercompany payables	700	34,359	347,238	522,262	(904,559)	—
Deferred income tax liabilities	—	—	12,983	90	—	13,073
Current facility secured by accounts receivable	—	—	—	55,317	—	55,317
Other liabilities	—	54,980	68,062	35,660	(138,547)	20,155
Current portion of long-term debt	—	—	14,039	—	—	14,039

	4,229	100,475	730,268	739,316	(1,054,241)	520,047
Long-term debt	—	1,336,722	1,401,504	—	(1,336,722)	1,401,504
Long-term intercompany payables	—	—	454,632	68,901	(523,533)	—
Deferred revenue	—	—	24,456	25,765	—	50,221
Other liabilities	16	—	112,465	77,339	—	189,820
Deferred income tax liabilities	—	—	16,082	2,861	—	18,943

Total liabilities	4,245	1,437,197	2,739,407	914,182	(2,914,496)	2,180,535
Redeemable non-controlling interests	—	—	—	4,489	—	4,489
Shareholder’s equity	624,904	383,906	571,251	431,007	(1,386,164)	624,904

	$629,149	$1,821,103	$3,310,658	$1,349,678	$(4,300,660)	$2,809,928

Balance Sheets as at April 30, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$196	$(6,771)	$41,032	$14,319	$6,771	$55,547
Receivables, net of allowance for doubtful accounts	4	113	115,853	150,881	(736)	266,115
Current intercompany receivables	6,065	463,703	521,817	282,677	(1,274,262)	—
Income taxes receivable	—	—	4,203	16,544	—	20,747
Deferred income tax assets	—	—	5,192	3,350	—	8,542
Inventories	—	—	80,879	9,134	—	90,013
Prepaid expenses	—	—	12,088	9,095	—	21,183
Other assets	—	14,202	38,973	38,575	(58,555)	33,195

	6,265	471,247	820,037	524,575	(1,326,782)	495,342
Property and equipment, net	—	—	950,024	77,217	(381)	1,026,860
Investments	661,373	324,255	358,315	15,548	(1,335,265)	24,226
Intangible assets	—	—	215,949	1,941	—	217,890
Goodwill	—	—	336,703	97,108	—	433,811
Restricted cash	—	—	6,039	19,955	—	25,994
Other assets	—	31,497	333,683	29,362	(31,439)	363,103
Long-term intercompany receivables	—	873,263	30,151	496,926	(1,400,340)	—
Deferred income tax assets	—	—	30,759	18,184	—	48,943
Assets held for sale	—	—	79,813	—	—	79,813

	$667,638	$1,700,262	$3,161,473	$1,280,816	$(4,094,207)	$2,715,982

Liabilities and Shareholder’s Equity
Current Liabilities
Payables and accruals	$45	$5,796	$255,960	$107,059	$(5,796)	$363,064
Deferred revenue	—	—	14,020	9,717	—	23,737
Income taxes payable	5,433	3,908	20,763	17,385	(3,908)	43,581
Current intercompany payables	1,352	31,754	327,798	489,454	(850,358)	—
Deferred income tax liabilities	—	—	11,652	77	—	11,729
Current facility secured by accounts receivable	—	—	—	45,566	—	45,566
Other liabilities	—	34,606	49,277	18,641	(78,876)	23,648
Current portion of long-term debt	—	—	17,701	—	—	17,701

	6,830	76,064	697,171	687,899	(938,938)	529,026
Long-term debt	—	1,209,109	1,269,379	—	(1,209,109)	1,269,379
Long-term intercompany payables	—	—	449,595	69,313	(518,908)	—
Deferred revenue	—	—	17,955	25,562	—	43,517
Other liabilities	16	—	107,491	84,014	—	191,521
Deferred income tax liabilities	—	—	16,931	3,141	—	20,072

Total liabilities	6,846	1,285,173	2,558,522	869,929	(2,666,955)	2,053,515
Redeemable non-controlling interests	—	—	—	1,675	—	1,675
Shareholder’s equity	660,792	415,089	602,951	409,212	(1,427,252)	660,792

	$667,638	$1,700,262	$3,161,473	$1,280,816	$(4,094,207)	$2,715,982

Statements of Operations for the three months ended October 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$288,236	$291,016	$(132,466)	$446,786
Operating expenses:
Direct costs	—	(12)	(210,318)	(273,540)	132,473	(351,397)
Earnings from equity accounted investees	7,116	55,305	84,217	490	(146,303)	825
General and administration costs	(186)	(1,118)	(13,493)	(5,209)	1,092	(18,914)
Amortization	—	—	(25,024)	(2,611)	—	(27,635)
Restructuring costs	—	—	(597)	(1,200)	—	(1,797)
Recovery of receivables and funded residual value guarantees	—	—	143	—	—	143
Impairment of intangible assets	—	—	(6,339)	—	—	(6,339)
Impairment of assets held for use	—	—	(3,650)		—	(3,650)
Loss on disposal of assets	—	—	(3,021)	(5)	—	(3,026)

	6,930	54,175	(178,082)	(282,075)	(12,738)	(411,790)

Operating income	6,930	54,175	110,154	8,941	(145,204)	34,996
Financing income (charges)	(78)	(46,422)	(99,290)	76,406	46,422	(22,962)

Income from continuing operations before income tax	6,852	7,753	10,864	85,347	(98,782)	12,034
Income tax recovery (expense)	147	(1,224)	(4,214)	(955)	1,224	(5,022)

Income from continuing operations	6,999	6,529	6,650	84,392	(97,558)	7,012
Earnings from discontinued operations, net of tax	—	—	467	—	—	467

Net earnings	6,999	6,529	7,117	84,392	(97,558)	7,479

Net earnings (loss) attributable to:
Controlling interest	6,999	6,529	7,117	83,912	(97,558)	6,999
Non-controlling interests	—	—	—	480	—	480

Net earnings	$6,999	$6,529	$7,117	$84,392	$(97,558)	$7,479

Comprehensive income	$30,123	$28,157	$30,240	$97,373	$(155,580)	$30,313

Statements of Operations for the six months ended October 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$549,636	$568,293	$(255,074)	$862,855
Operating expenses:
Direct costs	—	(43)	(405,207)	(547,346)	255,112	(697,484)
Earnings (loss) from equity accounted investees	(26,075)	(2,852)	22,260	1,171	7,333	1,837
General and administration costs	(188)	(2,816)	(30,283)	(6,986)	2,834	(37,439)
Amortization	—	—	(50,551)	(5,394)	—	(55,945)
Restructuring costs	—	—	(1,630)	(2,097)	—	(3,727)
Impairment of receivables and funded residual value guarantees	—	—	(572)	—	—	(572)
Impairment of intangible assets	—	—	(5,818)	—	—	(5,818)
Impairment of property and equipment	—	—	(660)	—	—	(660)
Impairment of assets held for use	—	—	(9,297)	—	—	(9,297)
Gain (loss) on disposal of assets	—	—	(4,645)	28		(4,617)

	(26,263)	(5,711)	(486,403)	(560,624)	265,279	(813,722)

Operating income (loss)	(26,263)	(5,711)	63,233	7,669	10,205	49,133
Financing income (charges)	13	(17,666)	(78,413)	10,000	17,666	(68,400)

Income (loss) from continuing operations before income tax	(26,250)	(23,377)	(15,180)	17,669	27,871	(19,267)
Income tax recovery (expense)	144	(1,984)	(11,707)	5,260	1,984	(6,303)

Income (loss) from continuing operations	(26,106)	(25,361)	(26,887)	22,929	29,855	(25,570)
Earnings from discontinued operations, net of tax	—	—	812	—	—	812

Net earnings (loss)	(26,106)	(25,361)	(26,075)	22,929	29,855	(24,758)

Net earnings (loss) attributable to:
Controlling interest	(26,106)	(25,361)	(26,075)	21,581	29,855	(26,106)
Non-controlling interests	—	—	—	1,348	—	1,348

Net earnings (loss)	$(26,106)	$(25,361)	$(26,075)	$22,929	$29,855	$(24,758)

Comprehensive income (loss)	$(36,111)	$(34,849)	$(36,080)	$18,390	$55,353	$(33,297)

Cash Flows for the six months ended October 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(2,604)	$(130,981)	$6,099	$(27,253)	$130,981	$(23,758)
Financing activities:
Increase in deferred financing costs relating to revolver and notes	—	(3,793)	(3,793)	—	3,793	(3,793)
Sold interest in accounts receivable, net of collections	—	—	—	8,917	—	8,917
Proceeds from senior secured notes	—	202,000	202,000	—	(202,000)	202,000
Long term debt proceeds	—	390,000	390,229	—	(390,000)	390,229
Long term debt repayments	—	(465,000)	(471,824)	—	465,000	(471,824)

Cash provided by financing activities	—	123,207	116,612	8,917	(123,207)	125,529
Investing activities:
Property and equipment additions	—	—	(132,286)	(9,981)	—	(142,267)
Proceeds from disposal of property and equipment	—	—	93,380	33	—	93,413
Aircraft deposits net of lease inception refunds	—	—	(40,926)	—	—	(40,926)
Restricted cash	—	—	—	5,384	—	5,384

Cash used in investing activities	—		(79,832)	(4,564)		(84,396)
Cash provided by (used in) continuing operations	(2,604)	(7,774)	42,879	(22,900)	7,774	17,375
Cash provided by (used in) discontinued operations:
Cash provided by operating activities	—	—	812	—	—	812
Cash used in financing activities	—	—	(812)	—	—	(812)

Cash provided by (used in) discontinued operations	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,499)	(645)	—	(4,144)

Change in cash and cash equivalents during the period	(2,604)	(7,774)	39,380	(23,545)	7,774	13,231
Cash and cash equivalents, beginning of the period	196	(6,771)	41,032	14,319	6,771	55,547

Cash and cash equivalents, end of the period	$(2,408)	$(14,545)	$80,412	$(9,226)	$14,545	$68,778

Statements of Operations for the three months ended October 31, 2011 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$277,494	$282,541	$(137,035)	$423,000
Operating expenses:
Direct costs	—	(1,149)	(204,032)	(275,282)	137,117	(343,346)
Earnings (loss) from equity accounted investees	(12,050)	(22,089)	(10,776)	304	45,236	625
General and administration recovery (costs)	(161)	38,862	(1,499)	(14,956)	(37,667)	(15,421)
Amortization	—	—	(23,359)	(2,070)	—	(25,429)
Restructuring costs	—	—	(7,079)	(1)	—	(7,080)
Recovery of receivables and funded residual value guarantees	—	—	63	—	—	63
Impairment of intangible assets	—	—	(1,717)	—	—	(1,717)
Recovery (impairment) of assets held for sale	—	—	(4,286)	35	—	(4,251)
Gain (loss) on disposal of assets	—	—	(326)	10	—	(316)

	(12,211)	15,624	(253,011)	(291,960)	144,686	(396,872)

Operating income (loss)	(12,211)	15,624	24,483	(9,419)	7,651	26,128
Financing income (charges)	12	(28,494)	(40,398)	6,988	28,331	(33,561)

Loss from continuing operations before income tax	(12,199)	(12,870)	(15,915)	(2,431)	35,982	(7,433)
Income tax recovery (expense)	779	(133)	11,391	(3,533)	134	8,638

Loss from continuing operations	(11,420)	(13,003)	(4,524)	(5,964)	36,116	1,205
Loss from discontinued operations, net of tax	—	—	(7,526)	—	—	(7,526)

Net loss	$(11,420)	$(13,003)	$(12,050)	$(5,964)	$36,116	$(6,321)

Net earnings (loss) attributable to:
Controlling interest	$(11,420)	$(13,003)	$(12,050)	$(11,063)	$36,116	$(11,420)
Non-controlling interest	—	—	—	5,099	—	5,099

Net loss	$(11,420)	$(13,003)	$(12,050)	$(5,964)	$36,116	$(6,321)

Comprehensive loss	$(37,054)	$(37,054)	$(37,684)	$(10,043)	$89,746	$(32,089)

Statements of Operations for the six months ended October 31, 2011 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Revenue	$—	$—	$537,497	$571,130	$(275,978)	$832,649
Operating expenses:
Direct costs	—	(1,189)	(413,092)	(542,874)	277,168	(679,987)
Earnings (loss) from equity accounted investees	(20,307)	(5,400)	2,685	513	23,730	1,221
General and administration recovery (costs)	(233)	36,153	(3,681)	(25,493)	(36,198)	(29,452)
Amortization	—	—	(47,219)	(5,313)	—	(52,532)
Restructuring costs	—	—	(11,861)	(23)	—	(11,884)
Recovery of receivables and funded residual value guarantees	—	—	47	—	—	47
Impairment of intangible assets	—	—	(1,825)	—	—	(1,825)
Impairment of assets held for sale	—	—	(10,923)	(709)	—	(11,632)
Gain on disposal of assets	—	—	3,731	10	—	3,741

	(20,540)	29,564	(482,138)	(573,889)	264,700	(782,303)

Operating income (loss)	(20,540)	29,564	55,359	(2,759)	(11,278)	50,346
Financing income (charges)	(32)	(48,271)	(84,619)	21,032	48,108	(63,782)

Income (loss) from continuing operations before income tax	(20,572)	(18,707)	(29,260)	18,273	36,830	(13,436)
Income tax recovery (expense)	779	(1,170)	17,265	(5,559)	1,170	12,485

Income (loss) from continuing operations	(19,793)	(19,877)	(11,995)	12,714	38,000	(951)
Loss from discontinued operations, net of tax	—	—	(8,312)	—	—	(8,312)

Net earnings (loss)	(19,793)	(19,877)	(20,307)	12,714	38,000	(9,263)

Net earnings (loss) attributable to:
Controlling interest	(19,793)	(19,877)	(20,307)	2,184	38,000	(19,793)
Non-controlling interest	—	—	—	10,530	—	10,530

Net earnings (loss)	$(19,793)	$(19,877)	$(20,307)	$12,714	$38,000	$(9,263)

Comprehensive loss	$(56,473)	$(54,309)	$(56,987)	$(1,382)	$121,619	$(47,532)

Statements of Cash Flows for six months ended October 31, 2011 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(28,811)	$(147,705)	$87,289	$(68,554)	$147,705	$(10,076)
Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	40,082	—	40,082
Long term debt proceeds	—	405,000	405,000	—	(405,000)	405,000
Long term debt repayments	—	(355,000)	(390,539)	—	355,000	(390,539)
Long term intercompany flow—issuance of debt	(31,501)	31,501	31,501	—	(31,501)	—
Proceeds from the issuance of capital stock	60,000	—	—	—	—	60,000

Cash provided by (used in) financing activities	28,499	81,501	45,962	40,082	(81,501)	114,543

Investing activities:
Property and equipment additions	—	—	(151,774)	(12,977)	—	(164,751)
Proceeds from disposal of property and equipment	—	—	91,114	6	—	91,120
Aircraft deposits net of lease inception refunds	—	—	(36,115)	—	—	(36,115)
Restricted cash	—	—	536	217	—	753
Distributions from equity investments	—	—	936	—	—	936

Cash provided by (used in) investing activities	—	—	(95,303)	(12,754)	—	(108,057)

Cash provided by (used in) continuing operations	(312)	(66,204)	37,948	(41,226)	66,204	(3,590)
Cash flows provided by (used in) discontinued operations:
Cash flows provided by operating activities	—	—	(1,488)	—	—	(1,488)
Cash flows used in financing activities	—	—	1,488	—	—	1,488

Cash provided by (used in) discontinued operations	—	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,430)	(2,374)	—	(10,804)

Change in cash and cash equivalents during the year	(312)	(66,204)	29,518	(43,600)	66,204	(14,394)
Cash and cash equivalents, beginning of the year	28	2,692	15,016	53,877	(2,692)	68,921

Cash and cash equivalents, end of the period	$(284)	$(63,512)	$44,534	$10,277	$63,512	$54,527

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto as well as our annual audited financial statements for the fiscal year ended April 30, 2012, the notes thereto, and the MD&A related thereto included in Amendment No. 1 to our Registration Statement Form S-4 which was filed with the SEC on November 9, 2012. In the discussion that follows, the term “current year quarter and prior year quarter” and “current year period and prior year period” refers to the three and six months ended October 31, 2012 and 2011, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified under Part II, Item 1A “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and those identified in the “Risk Factor” sections of Amendment No. 1 to our Registration Statement on Form S-4 which was filed with the SEC on November 9, 2012 and our Annual Report on Form 10-K which was filed with the SEC on July 11, 2012. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data” below.

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

We have chosen to include segment EBITDAR (adjusted) as we consider this measure to be a significant indicator of our financial performance and use this measure to assist us in allocating available capital resources. Segment EBITDAR (adjusted), which is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total segment revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administration expenses. Segment EBITDAR (adjusted) also excludes restructuring costs, recovery (impairment) of receivables and funded residual value guarantees, impairment of intangible assets, impairment of assets held for use, impairment of assets held for sale, gain (loss) on disposal of assets and goodwill impairment if any. These items are significant components to understanding and assessing financial performance and liquidity. For additional information about our segment revenue and segment EBITDAR (adjusted), including a reconciliation of these measures to its consolidated financial statements, see Note 18 of the consolidated financial statements for the six months ended October 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q.

We have also chosen to include Adjusted EBITDA as it provides useful information to investors as a measure to calculate certain financial covenants related to our revolving credit facility and certain covenants in the senior secured note indenture. Adjusted EBITDA has limitations and should not be considered as discretionary cash available to us to reinvest in the growth of our business or a measure of cash that will be available to meet our obligations. For additional information about our Adjusted EBITDA, including a reconciliation of this measure to our unaudited interim consolidated financial statements, see “— Covenants and Adjusted EBITDA” below.

Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although these forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events, actual results may differ materially from those stated in or implied by these forward-looking statements. Such factors include, but are not limited to, the following:

•	Competition in the markets we serve;

•	loss of any of our large, long-term support contracts;

•	failure to maintain standards of acceptable safety performance;

•	political, economic and regulatory uncertainty;

•	problems with our non-wholly owned entities, including potential conflicts with the other owners of such entities;

•	exposure to credit risks;

•	assimilation of acquisitions and the impact of any future material acquisitions;

•	inability to fund our working capital requirements;

•	unanticipated costs or cost increases associated with our business operations, including replacement aircraft and replacement aircraft parts;

•	risks inherent in the operation of helicopters;

•	reduced activity in the oil and gas industry;

•	inability to obtain or maintain necessary aircraft, aircraft parts, insurance or lease financing;

•	exchange rate fluctuations;

•	loss of key personnel;

•	labor problems;

•	global financial market instability;

•	insufficient assets in our defined benefit pension plan;

•	allocation of risk between our customers and us;

•	inability to dispose of our older aircraft and parts;

•	inability to service our debt obligations or comply with our obligations under our operating leases;

•	compliance risks associated with international activities;

•	application of tax laws in various jurisdictions;

•	inability to upgrade our technology;

•	reduction or cancellation of services for government agencies;

•	our sponsor may have interests that conflict with ours;

•	risk related to our operations under local law; and

•	inability to maintain government issued licenses.

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

Through our subsidiaries and Predecessor companies, we have been providing helicopter services for over 60 years, covering most major offshore oil and gas producing regions of the world. Our major operations are in Norway, the United Kingdom, Ireland, the Netherlands, Australia, Brazil, Canada, and Africa. We earn the majority of our revenue from helicopter transportation services for the oil and gas industry, SAR and EMS activities and MRO services.

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

The two operating segments are as follows:

Helicopter Services:

•

Helicopter Services consists of flying operations in the Eastern North Sea, Western North Sea, the Americas, the Asia-Pacific region and the Africa-Euro Asia region serving the offshore oil and gas, SAR, EMS and other industries. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes the United Kingdom, Ireland, the Netherlands and Denmark. The Americas is comprised of Brazil and North and South American countries. The Asia-Pacific region includes Australia and Southeast Asian countries and the Africa-Euro Asia region includes Nigeria, Kazakhstan, Turkey, Mozambique, Tanzania and other African and European countries.

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

At October 31, 2012, we have commitments to purchase 36 aircraft with the delivery of these aircraft beginning in fiscal 2013 and continuing through to fiscal 2017. These aircraft will be purchased outright or financed through leases. In addition to the limited supply of new aircraft, the secondary market for the sale of aircraft is improving, providing an additional source of capital for new aircraft purchases and lease buyouts.

Australia, Norway, the U.K., Brazil and Nigeria and other countries in the Africa-Euro Asia region continue to be important growth areas for us due to an increase in oil and gas activity. In October 2012, we received our Nigerian air operating certificate. We believe Nigeria is a growing market due to the number of deep water oil-and-gas discoveries.

Heli-One, our MRO operation is continuing to grow its third party business with additional contract wins in Norway, the U.K. and the U.S.. To further support the growth of the MRO business and expand our global footprint, we have opened an additional MRO facility in Poland and will be expanding to Brazil in fiscal 2013. The MRO operation is also reviewing its global inventory management processes and implementing a number of lean process techniques to continue to drive efficiencies in the workshops. In November 2012, we reached a key milestone in our broad transformation initiatives as we turned on our new integrated MRO system. The system will support future growth as it replaces a number of legacy systems, creates improved productivity and standardizes processes across our worldwide MRO operations.

We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout the six months ended October 31, 2012, our primary foreign currency exposures were related to the Norwegian Kroner, Euro, British pound sterling, Canadian dollar, and Australian dollar. For details on this exposure and the related impact on our results of operations, see Part I, Item 3 “Quantitative and qualitative disclosures about market risk” included elsewhere in this Quarterly Report on Form 10-Q.

To further support our profit growth, we are continuing with our broad transformation program. The program includes transformative thinking and technology to achieve cost efficiencies through the global standardization of processes and restructuring of the organization to allow us to continue to reshape our earnings and cash flows. Together, these qualities allow us to maximize our value proposition to our customers – allowing them to go further, do more, and come home safely. The transformation program looks at all major aspects of our operations and includes a number of work streams, each including a multitude of initiatives:

1. Overhead transformation – redesign the organizational structure of all indirect functions and improve and streamline global processes for support;

2. Base transformation – reengineer the entire operations at all 60 bases to standardize processes and share operational best practices around the world;

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

The transformation program is progressing in accordance with our plan as we continue to consolidate, standardize and enhance our capabilities, tools, processes and systems. As of October 31, 2012, we achieved milestones including the standardization of key performance indicators, detailed reviews of operations in key bases in the Netherlands, Eastern and Western North Sea and Brazil, the opening of the centralized Integrated Operations Center in Dallas, Texas, and the opening of our new MRO facility in Poland. In November 2012, we also turned on our new integrated MRO system, which will standardize our global processes and support future growth in MRO Operations. We are proceeding with our plans to further implement global systems to further enhance operations such as pilot and line maintenance scheduling.

Recent Developments

On October 22, 2012, one of our EC225 helicopters was forced to make a controlled water landing in the North Sea. The aircraft that made the controlled water landing was fully insured and has been recovered. There were no reported injuries to any of the 19 passengers and crew, and no uninsured losses to third party property.

The UK Air Accidents Investigation Branch (AAIB) issued a special bulletin with a preliminary determination about the cause of the incident. (See http://www.aaib.gov.uk/publications/special_bulletins/s6_2012___ec225_lp_super_puma__g_chcn.cfm). Neither the foregoing website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Quarterly Report on Form 10-Q. The AAIB’s primary finding is that the failure of the main gearbox and emergency lubrication systems in this incident mirror those related to a controlled water landing of another EC225 (Bond Helicopter’s G-REDW) on May 10, 2012. Namely, that a bevel vertical gear shaft driving the main gear box oil pumps failed. With this significant information, the European Helicopter Operators Committee (EHOC) and UK Helicopter Safety Steering Group (HSSG) – variously representing major oil-and-gas helicopter operators, oil and gas companies, employee unions and other groups – reconvened on October 25, 2012 with the following outcome: Flights using EC225 aircraft and other Super Puma aircraft with the same type of bevel gear vertical shafts will remain on hold worldwide pending more information and a plan to assure their airworthiness. The UK and Norwegian Civil Aviation Authorities have since issued operational directives prohibiting the use of the new vertical bevel gear shaft for offshore transport.

We are working closely with our customers to provide alternate aircraft to meet their needs and to mutually agree to modified service obligations in order to compensate for the hold imposed by the directives noted above on the EC225 and other Super Puma aircraft with the new shaft design. We are also working closely with the investigators, other operators and Eurocopter to find a solution that will lift the hold. We are taking all measures to mitigate our losses and to preserve our rights to recover any losses we may experience and remain committed to our primary objective of safety.

Fleet

As of October 31, 2012, our fleet was comprised of the following aircraft:

Aircraft Type:	Total
Medium
Sikorsky S76C+	22
Sikorsky S76C++	23
Sikorsky S76A/B/C	24
Eurocopter EC135/145/155	6
Eurocopter AS365 series	12
Bell 412	12
Bell 212/214	1
Agusta AW139	30

130
Heavy
Eurocopter Super Puma series	45
Eurocopter 225	29
Sikorsky S92A	34
Sikorsky S61N	6

114
TOTAL HELICOPTERS	244
Fixed Wing	1

TOTAL AIRCRAFT	245

RESULTS OF OPERATIONS

The Three Months Ended October 31, 2012 Compared to the Three Months Ended October 31, 2011

Consolidated Results Summary

For the quarter ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2011	$ Change	% Change
Helicopter Services (i)	$402,617	$383,279	$19,338	5.0%
MRO	42,488	38,409	4,079	10.6%
Corporate and other	1,681	1,312	369	28.1%

Total revenue	446,786	423,000	23,786	5.6%

Direct costs (ii)	(302,600)	(300,742)	(1,858)	-0.6%
Aircraft lease and associated costs	(48,797)	(42,604)	(6,193)	-14.5%

Total direct costs	($351,397)	($343,346)	($8,051)	-2.3%

Flying hours	42,391	44,329	(1,938)	-4.4%
# of aircraft	245	259	(14)	-5.4%

(i)	Includes revenue from the customer reimbursement of fuel costs of $24.2 million for the three months ended October 31, 2012 and $25.4 million for the three months ended October 31, 2011.
(ii)	Includes $25.0 million in fuel costs for the three months ended October 31, 2012 and $26.3 million for the three months ended October 31, 2011.

Consolidated Results of Operations

Revenue

Revenue increased by $23.8 million to $446.8 million compared to the prior year quarter. Helicopter Services revenue increased by $19.3 million, due primarily to new flying contracts in the Americas, the Western North Sea and Asia-Pacific. In addition to the new contracts, the Western North Sea and Asia-Pacific had an increase in ad hoc flying hours. These revenue increases were offset by a decrease in the Eastern North Sea and the Africa-Euro Asia region. The Americas contributed an additional $23.4 million in revenues, due primarily to new contracts for heavy helicopters in Brazil. Asia-Pacific contributed an additional $6.2 million due primarily a new contract in Australia, higher ad hoc flying hours and deployment of all aircraft under a heavy helicopter contract. The increases in Australia were offset by a net decrease in Southeast Asia due to a reduction in flying hours and aircraft deployed. The Western North Sea contributed additional revenues of $4.8 million, due primarily to an increase in oil and gas activity in Scotland and England, resulting in an increase to ad hoc flying hours in the current year quarter and new contracts in Scotland. These increases in the Western North Sea’s revenue were offset by a decrease in Denmark due to a lost contract. The Eastern North Sea’s revenues decreased by $11.0 million, due primarily to contract expiries and a decrease in ad hoc flying hours offset by the start of a new contract in the current year quarter. Africa-Euro Asia’s revenues decreased by $4.1 million due primarily to a reduction in flying hours in Nigeria and Chad offset by revenue increases in Mozambique, Kazakhstan, Kenya and Namibia. In Nigeria, the Company had exited its previous relationship with its partner and was awaiting the receipt of its air operating certificate, which was received in October 2012. In Chad, the fixed wing aircraft sold in the fourth quarter of fiscal 2012 resulted in no flying hours in the current year quarter. An increase in oil and gas activities in Mozambique, Kazakhstan, Kenya and Namibia generated additional revenues through new contracts and additional flying hours.

MRO revenue increased by $4.1 million due primarily to third party component work that was completed in the current year quarter and an increase in third party PBH revenues from higher flight hours.

Direct Costs

For the three months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2011	$ Change	% Change
Crew costs	($107,529)	($101,507)	($6,022)	-5.9%
Base and operations and other costs	(95,231)	(92,007)	(3,224)	-3.5%
Maintenance	(58,687)	(71,828)	13,141	18.3%
Support costs	(41,153)	(35,400)	(5,753)	-16.3%

	($302,600)	($300,742)	($1,858)	-0.6%

Direct costs increased by $1.9 million to $302.6 million compared to the prior year quarter. The increase in direct costs was due primarily to an increase in crew, base and operations and other costs and support costs partially offset by a decrease in maintenance.

Crew costs including salary, benefits, training and recruitment increased by $6.0 million to $107.5 million compared to the prior year quarter. Crew costs have increased due primarily to the hiring of additional crew for new and existing contracts in Brazil, Australia, and the UK. These increases were partially offset by a decrease in crew costs in Chad due to the sale of the fixed wing aircraft and expired contracts in Norway.

Base operations and other costs including insurance, travel and fuel costs re-chargeable to our customers increased by $3.2 million to $95.2 million compared to the prior year quarter. The increase in base operations costs is primarily due to fuel costs and landing fees from higher flying hours in Brazil, Australia, and Kazakhstan from new and existing contracts partially offset by Norway, Nigeria and Chad from lower flying hours and lost contracts. Insurance costs are also higher as there was an insurance recovery received in the prior year quarter that did not reoccur in the current year quarter.

Maintenance costs decreased by $13.1 million to $58.7 million compared to the prior year quarter due primarily to the timing of maintenance events partially offset by the net increase in flying hours from new and existing contracts in Brazil, Australia and the UK.

Support costs increased by $5.8 million to $41.2 million compared to the prior year quarter due primarily to the personnel costs related to the centralized operations center and professional fees incurred to support the operations.

Aircraft Lease and Associated Costs

Aircraft leasing costs increased by $6.2 million to $48.8 million, due primarily to the conversion of a number of capital leases to operating leases as part of the refinancing activities in fiscal 2012 and new technology aircraft additions that have higher lease costs. We are acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

General and Administration Costs

General and administration costs included in the results of the Corporate and other segment increased by $3.5 million to $18.9 million compared to the prior year quarter. The increase is due primarily to information technology and personnel support costs partially offset by a decrease in reported insurance claims. Information technology costs have increased as we incurred more training and consulting costs to support the go-live of the new integrated MRO system in November 2012. Personnel support costs have increased due primarily to compensation costs where vacant roles have been filled.

Restructuring Costs

Restructuring costs decreased by $5.3 million to $1.8 million compared to the prior year quarter as there has been a decrease in the consulting costs incurred as part of the transformation program to achieve long-term cost efficiencies through new systems and processes allowing for global standardization. Of the current year restructuring costs, $0.9 million related to the Corporate and other segment, $0.7 million related to the MRO segment and $0.2 million related to the Helicopter Services segment.

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets increased by $2.7 million to $3.0 million compared to the prior year quarter due solely to the loss on the sale of aircraft in the current year quarter.

Foreign Exchange Gains

Foreign exchange gains have increased by $8.1 million to $10.6 million compared to the prior year quarter primarily from the revaluation of net liability positions denominated in U.S. dollars in entities with Norwegian Kroner and Euro functional currencies.

Other Financing Charges

Other financing charges decreased by $3.0 million to $3.4 million compared to the prior year quarter. The decrease in financing charges is due primarily to net gains on the revaluation of foreign currency forward contracts to purchase Euros partially offset by an increase in overdraft interest expense.

Income Tax Recovery (Expense)

Income tax recovery decreased by $13.7 million to an income tax expense of $5.0 million compared to the prior year quarter. The effective tax rate for the current year period is 41.7% compared to (116.2)% in the prior year quarter. The below table provides a discussion of the movements between the current year quarter and the prior year quarter.

	Increase/(decrease) in tax recovery	Effective tax rate
Income tax recovery at October 31, 2011	$8,638	(116.2%)
Valuation allowance	(6,801)
Change in tax recovery calculated at the statutory rate	(5,646)
Other	(2,009)
Non-deductible items	590
Functional currency adjustments	206

Income tax expense at October 31, 2012	($5,022)	41.7%

The decrease in the income tax recovery as compared to the prior year period was due primarily to an increase in the valuation allowance taken against deferred tax assets in certain jurisdictions, an increase in income before tax in the current year quarter, and a decrease in rate differences in various jurisdictions.

The increase in valuation allowance compared to the prior year quarter was due to a change in our assessment of the future realization of certain tax assets resulting in a net increase in the valuation allowance of $6.8 million for deferred tax assets in Canada, Norway and the UK.

The income tax recovery calculated at the statutory rate also decreased by $5.6 million due to the increase in income before tax in the current year quarter.

Other items including the tax rate differences of various jurisdictions, and the restructure of intercompany debt creating non-taxable income has decreased by $2.0 million as there was a favorable filing adjustment which did not recur in the current year quarter.

Non-Controlling Interest

Net earnings allocated to non-controlling interest decreased by $4.6 million to $0.5 million, due primarily to a decrease in net earnings in EEA Helicopters Operations B.V. (“EHOB”).

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

Helicopter Services

For the three months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2011	$ Change	% Change
Third party revenue	$402,617	$383,279	$19,338	5.0%
Internal revenue	1,288	985	303	30.8%

Total revenue	403,905	384,264	19,641	5.1%
Direct costs	(283,799)	(277,889)	(5,910)	-2.1%
Earnings from equity accounted investees	825	625	200	32.0%

Segment EBITDAR (adjusted)	$120,931	$107,000	$13,931	13.0%
Segment EBITDAR (adjusted) Margin	29.9%	27.8%	2.1%	7.6%
Flight Hours	42,391	44,329	(1,938)	-4.4%
# of Aircraft	245	259	(14)	-5.4%
Aircraft lease and associated costs	($48,797)	($42,604)	($6,193)	-14.5%

Helicopter Services segment EBITDAR (adjusted) has increased by $13.9 million to $120.9 million compared to the prior year quarter. The increase in segment EBITDAR (adjusted) was due primarily to the Americas, the Western North Sea and the Africa-Euro Asia region partially offset by a decrease in Asia-Pacific. Eastern North Sea’s segment EBITDAR (adjusted) is flat quarter over quarter. America’s segment EBITDAR (adjusted) increased by $10.8 million due primarily to margins from new heavy helicopter contracts in Brazil and improved aircraft and crew availability. The Western North Sea’s segment EBITDAR (adjusted) increased by $2.5 million due primarily to margins from an increase in oil and gas activities in Scotland and England, resulting in higher ad hoc flying hours and new contracts. These increases in the Western North Sea’s segment EBITDAR (adjusted) were offset by a decrease in Denmark due to a lost contract. Africa-Euro Asia’s segment EBITDAR (adjusted) increased by $1.1 million due primarily to margins from new contracts generated from an increase in oil and gas activities in Mozambique, Kazakhstan, Kenya, and Namibia and a change in estimate for certain contingencies. These margin increases were partially offset by the costs that we are continuing to incur in Nigeria while we transition to our new partner and Chad where we sold our fixed wing aircraft. During October 2012, we obtained our Nigerian air operating certificate. These increases in Helicopter Services’ segment EBITDAR (adjusted) are offset by a decrease in Asia-Pacific’s segment EBITDAR (adjusted) of $0.6 million. The increase in Australian crew costs from the rapid expansion of the business offset the margins from new flying contracts, deployment of all aircraft under a heavy helicopter contract and increase in ad hoc flying hours in Australia. Segment EBITDAR (adjusted) also decreased in Southeast Asia from a combination of decreased flying hours and aircraft deployed in the area.

Aircraft leasing costs increased by $6.2 million to $48.8 million, due primarily to the conversion of a number of capital leases to operating leases as part of the refinancing activities in fiscal 2012 and new technology aircraft additions that have higher lease costs. We are acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

MRO

For the three months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2011	$ Change	% Change
Third party revenue	$42,488	$38,409	$4,079	10.6%
Internal Revenue	77,354	72,336	5,018	6.9%

Total Revenue	119,842	110,745	9,097	8.2%
Direct Costs	(91,760)	(91,810)	50	0.1%

Segment EBITDAR (adjusted)	$28,082	$18,935	$9,147	48.3%
Segment EBITDAR (adjusted) Margin	23.4%	17.1%	6.3%	36.8%

MRO generates the majority of its revenue by supporting the internal flying operations and is continuing to expand its services to third parties, which represent 35.5% of the total revenues. Segment EBITDAR (adjusted) increased by $9.1 million to $28.1 million compared to the prior year quarter due primarily to increased margins from PBH revenues partially offset by decreased margins in non-PBH revenues. Segment EBITDAR (adjusted) increased by $10.5 million due to an increase in third party and internal PBH revenues from higher flying hours resulting in a favorable margin impact of 7.3%. Segment EBITDAR (adjusted) for non-PBH revenues decreased by $0.6 million during the current year quarter due to timing in the completion of projects, delays in receipt of the projects, and projects in the prior year quarter that earned higher margins. This had an unfavorable impact to the segment EBITDAR (adjusted) margin of 0.4%. Support costs were also higher in the current year quarter by $0.9 million with an unfavorable margin impact of 0.6% due to an increase in personnel costs to support the MRO operations.

The Six Months Ended October 31, 2012 Compared to the Six Months Ended October 31, 2011

Consolidated Results Summary

For the six months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2011	$ Change	% Change
Helicopter Services (i)	$792,521	$756,573	$35,948	4.8%
MRO	67,034	73,297	(6,263)	-8.5%
Corporate and other	3,300	2,779	521	18.7%

Total revenue	862,855	832,649	30,206	3.6%

Direct costs (ii)	(600,257)	(596,887)	(3,370)	-0.6%
Aircraft lease and associated costs	(97,227)	(83,100)	(14,127)	-17.0%

Total direct costs	($697,484)	($679,987)	($17,497)	-2.6%

Flying hours	85,763	88,522	(2,759)	-3.1%
# of aircraft	245	259	(14)	-5.4%

(i)	Includes revenue from the customer reimbursement of fuel costs of $52.2 million for the six months ended October 31, 2012 and $49.1 million for the six months ended October 31, 2011.
(ii)	Includes $53.0 million in fuel costs for the six months ended October 31, 2012 and $50.8 million for the six months ended October 31, 2011.

Consolidated Results of Operations

Revenue

Revenue increased by $30.2 million to $862.9 million compared to the prior year period. Helicopter Services revenue increased by $35.9 million due primarily to new flying contracts and an increase in ad hoc flying hours in the Americas, the Western North Sea and Asia-Pacific. These increases in revenue are partially offset by revenue decreases in the Eastern North Sea and Africa-Euro Asia. The Americas contributed an additional $44.2 million in revenues, due primarily to new contracts for heavy helicopters in Brazil. In addition, all aircraft were fully deployed under a contract in the Falkland Islands in the current year period. Asia-Pacific contributed an additional $18.0 million due primarily to Australia where there was a new contract, higher ad hoc flying hours and deployment of all aircraft under a heavy helicopter contract for the current year period. These revenue increases were partially offset by decreases in Southeast Asia due to a reduction in flying hours and aircraft deployed in the area. The Western North Sea contributed additional revenues of $8.4 million, due primarily to an increase in oil and gas activity in Scotland and England, resulting in an increase to ad hoc flying hours and new contracts in the current year period. These increases in the Western North Sea’s segment EBITDAR (adjusted) were offset by a decrease in Denmark due to a lost contract. Eastern North Sea’s revenues decreased by $30.3 million due primarily to a contract expiry and a decrease in ad hoc flying hours partially offset by new contract revenues in the current year quarter. Revenues also decreased by $4.3 million in the Africa-Euro Asia region due primarily to lower flying hours in Nigeria, Chad, and Turkey partially offset by new contracts from an increase in oil and gas activity in Mozambique, Kazakhstan, and Tanzania. Nigeria had a decrease in flying hours as we were transitioning to a new partner. During October 2012, we received our Nigerian air operating certificate. Chad’s revenues decreased as there were no flying hours in the current year period as the fixed wing aircraft were sold in the latter half of fiscal 2012. Turkey’s revenues also decreased due to a contract expiry.

MRO revenue decreased by $6.3 million due primarily to the timing of third party airframe and components work where the related revenues are deferred until the completion of the projects partially offset by an increase in third party PBH revenues from higher flying hours.

Direct Costs

For the six months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2011	$ Change	% Change
Crew costs	($209,973)	($202,683)	($7,290)	-3.6%
Base and operations and other costs	(185,257)	(184,111)	(1,146)	-0.6%
Maintenance	(125,084)	(133,673)	8,589	6.4%
Support costs	(79,943)	(76,420)	(3,523)	-4.6%

	($600,257)	($596,887)	($3,370)	-0.6%

Direct costs increased by $3.4 million to $600.3 million compared to the prior year period. The increase in direct costs was due primarily to an increase in crew and support costs which was offset by a decrease in maintenance.

Crew costs increased by $7.3 million to $210.0 million compared to the prior year period. The increase was due primarily to additional crew and trainings costs for new and existing contracts in Brazil, Australia, Mozambique, Kazakhstan and Tanzania partially offset by a decrease in Turkey due to a reduction in flying hours and the sale of the fixed wing aircraft in Chad.

Maintenance costs decreased by $8.6 million to $125.1 million compared to the prior year quarter due primarily to a decrease in the timing of maintenance events partially offset by the net increase in flying hours from new and existing contracts in Brazil, Australia and the UK.

Support costs increased by $3.5 million to $79.9 million compared to the prior year period due primarily to an increase in costs to support the centralized flying operations center and consulting costs.

Aircraft Lease and Associated Costs

Aircraft leasing costs increased by $14.1 million to $97.2 million, due primarily to the conversion of a number of capital leases to operating leases as part of the refinancing activities in fiscal 2012 and new technology aircraft additions that have higher lease costs. We are acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

General and Administration Costs

General and administration costs included in the results of the Corporate and other segment increased by $8.0 million to $37.4 million compared to the prior year period. The increase is due primarily to information technology costs and personnel support costs partially offset by a decrease in reported insurance claims. Information technology costs have increased as we incurred more training and consulting costs to support the go-live of the new integrated MRO system in November 2012 and to support other new global systems that are being implemented as part of the broad transformation initiative. Personnel support costs have increased due primarily to compensation costs where vacant roles have been filled.

Restructuring Costs

Restructuring costs decreased by $8.2 million to $3.7 million compared to the prior year period as there has been a decrease in the consulting costs incurred as part of the transformation program to achieve long-term cost efficiencies through new systems and processes allowing for global standardization. Of the current year restructuring costs, $2.4 million related to the Corporate and other segment, $1.4 million related to the MRO segment and the Helicopter Services segment had a recovery of costs of $0.1 million.

Impairment of Assets Held For Sale

Impairment of assets held for sale related to the Corporate and other segment decreased by $2.3 million to $9.3 million compared to the prior year period due to the impairment of a building that did not reoccur in the current year period and aircraft with lowering carrying values in the current year period as an impairment loss was recognized in prior years on old technology aircraft. The impairment recognized in the current year period relates primarily to aircraft that will be sold as parts.

Gain (Loss) on Disposal of Fixed Assets

Gain on disposal of fixed assets decreased by $8.4 million to a loss of $4.6 million compared to the prior year period. The gain on disposal of fixed assets has decreased as there was a $3.8 million gain on the sale of a building recognized in the prior year period that did not recur. The remaining $4.6 million relates to losses on the sale of aircraft in the current year period.

Other Financing Charges

Other financing charges increased by $5.4 million to $11.6 million compared to the prior year period. The increase in financing charges is due primarily to an increase in overdraft interest expenses and banking fees.

Income Tax Recovery (Expense)

Income tax recovery decreased by $18.8 million to an income tax expense of $6.3 million compared to the prior year period. The effective tax rate for the current year period is 32.7% compared to (92.9%) in the prior year period. The below table provides a discussion of the movements between the current year quarter and the prior year quarter.

	Increase (decrease) in tax recovery	Effective tax rate
Income tax recovery at October 31, 2011	$12,485	(92.9%)
Valuation allowance	(28,989)
Functional currency adjustments	6,545
Other	1,965
Change in tax recovery calculated at the statutory rate	1,691

Income tax expense at October 31, 2012	($6,303)	32.7%

The decrease in the income tax recovery as compared to the prior year period was due primarily to a net increase in the valuation allowance taken against deferred tax assets in certain jurisdictions.

The net increase in the valuation allowance compared to the prior year period was due to a change in our assessment of the future realization of certain tax assets resulting in a net increase in the valuation allowance of $29.0 million related to deferred tax assets in Canada, Norway and the U.K.

The income tax recovery increased by $6.5 million due to foreign currency losses related to tax balances denominated in Norwegian Kroner, Euro and Canadian dollars in entities with a U.S. dollar functional currency.

Other items including the tax rate differences of various jurisdictions, non-deductible items and the restructure of intercompany debt creating non-taxable income has increased the tax recovery by $2.0 million.

Non-Controlling Interest

Net earnings allocated to non-controlling interest decreased by $9.2 million to $1.3 million, due primarily to a decrease in net earnings in EEA Helicopters Operations B.V. (“EHOB”).

Segmented Results of Operations

During fiscal 2012, the segmented results of operations were reclassified to reflect the revenues earned by the MRO segment on helicopter parts and supplies provided to Helicopter Services for use at the bases. These expenses are included as direct costs for Helicopter Services. The prior year period comparatives have been reclassified to conform to the current year presentation.

Helicopter Services

For the six months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2011	$ Change	% Change
Third party revenue	$792,521	$756,573	$35,948	4.8%
Internal revenue	2,137	2,249	(112)	-5.0%

Total revenue	794,658	758,822	35,836	4.7%
Direct costs	(572,941)	(557,355)	(15,586)	-2.8%
Earnings from equity accounted investees	1,837	1,221	616	50.5%

Segment EBITDAR (adjusted)	$223,554	$202,688	$20,866	10.3%
Segment EBITDAR (adjusted) Margin	28.1%	26.7%	1.4%	5.2%
Flight Hours	85,763	88,522	(2,759)	-3.1%
# of Aircraft	245	259	(14)	-5.4%
Aircraft lease and associated costs	($97,227)	($83,100)	($14,127)	-17.0%

Helicopter Services segment EBITDAR (adjusted) increased by $20.9 million to $223.6 million compared to the prior year period. The increase in segment EBITDAR (adjusted) was due primarily to the Americas, the Western North Sea, Asia-Pacific, and the Africa-Euro Asia region partially offset by a decrease in the Eastern North Sea. Americas’ segment EBITDAR (adjusted) increased by $17.7 million due primarily to new heavy helicopter contracts in Brazil and improved aircraft and crew availability. Additional margins were also earned from a contract in the Falklands where all aircraft were deployed in the current year period. Asia-Pacific’s segment EBITDAR (adjusted) increased by $3.7 million due primarily to Australia from margins on new contracts, an increase in ad hoc flying hours and the deployment of all aircraft under a heavy helicopter contract for the current year period and a change in estimate for certain contingencies in Southeast Asia. The increase in margins was partially offset by an increase in crew costs resulting from rapid expansion of the business. The Western North Sea’s segment EBITDAR (adjusted) increased by $5.4 million due primarily to an increase in oil and gas activities in Scotland and England, resulting in margins from new contracts and an increase in ad hoc flying hours. These increases in the Western North Sea’s segment EBITDAR (adjusted) were offset by a decrease in Denmark due to a lost contract. Africa-Euro Asia’s segment EBITDAR (adjusted) increased by $3.7 million due primarily to increases in oil and gas activities that generated margins from new contracts in Tanzania, Kazakhstan, and Mozambique. These increases in the Africa-Euro Asia region were offset by a decrease in Nigeria’s segment EBITDAR (adjusted) where we are transitioning to a new partner and Chad where we sold our fixed wing aircraft. In October 2012, we received our Nigerian air operating certificate. These increases in Helicopter Services are offset by a decrease in the Eastern North Sea’s segment EBITDAR (adjusted) of $10.0 million due to the expiry of a contract and a decrease in ad hoc flying hours.

Aircraft leasing costs increased by $14.1 million to $97.2 million, due primarily to the conversion of a number of capital leases to operating leases as part of the refinancing activities in fiscal 2012 and new technology aircraft additions that have higher lease costs. We are acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

MRO

For the six months ended October 31,

(In thousands of U.S. dollars)

	2012	2011	Favorable (Unfavorable)
	(Unaudited)	(Unaudited)	$ Change	% Change
Third party revenue	$67,034	$73,297	($6,263)	-8.5%
Internal Revenue	145,815	139,821	5,994	4.3%

Total Revenue	212,849	213,118	(269)	-0.1%
Direct Costs	(171,103)	(173,169)	2,066	1.2%

Segment EBITDAR (adjusted)	$41,746	$39,949	$1,797	4.5%
Segment EBITDAR (adjusted) Margin	19.6%	18.7%	0.9%	4.8%

MRO generates the majority of its revenue by supporting the internal flying operations and is continuing to expand its services to third parties, which represent 31.5% of the total revenues. Segment EBITDAR (adjusted) increased by $1.8 million to $41.7 million compared to the prior year period due primarily to increased margins from third party and internal PBH revenues offset by decreased margins from non-PBH revenues. Support costs period over period were flat. Segment EBITDAR (adjusted) increased by $8.6 million due to an increase in third party and internal PBH revenues from higher flying hours resulting in a favorable margin impact of 4.3%. Segment EBITDAR (adjusted) decreased by $7.1 million due primarily to the timing of airframe, engines and components work, which includes delays in project completion, delays in receipt of projects from customers and projects in the prior year period that earned higher margins. This decrease in segment EBITDAR (adjusted) unfavorably impacted the segment EBITDAR (adjusted) margin by 3.6%. Revenues related to the airframe and components work are deferred and will be recognized on completion.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

Analysis of Historical Cash Flows

For the six months ended October 31,

(in thousands of U.S. dollars)

	2012	2011
Cash used in operating activities	($23,758)	($10,076)
Cash provided by financing activities	125,529	114,543
Cash used in investing activities	(84,396)	(108,057)
Effect of exchange rate changes on cash and cash equivalents	(4,144)	(10,804)

Change in cash and cash equivalents during the period	$13,231	($14,394)

Cash Flows Used In Operating Activities

Cash flows used in operating activities increased by $13.7 million to $23.8 million compared to the prior year period due primarily to the unfavorable movements in operating capital of $23.3 million offset by an increase in the operational results of $7.6 million and a decrease in the pension contributions of $3.5 million due to timing in the funding of contributions. The unfavorable movements in operating capital resulted primarily from payables and accruals, inventory, and income taxes offset by favorable movements in accounts receivable and prepaid expenses.

Payables and accruals have decreased as the prior year period included an accrual for two aircraft for approximately $40.0 million. Inventory has increased to support the growth in the new technology aircraft. Income taxes have increased due to an increase in withholding taxes and cash taxes from higher taxable income in certain jurisdictions. These unfavorable movements in operating capital were offset by decreases in receivables and prepaid expenses. Receivables have decreased due primarily to balances in Norway and Denmark from contract expiries and losses and the timing of collections in Australia. Prepaid expenses have decreased due to the timing of insurance payments.

One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives and have not consistently decreased our use of cash in operations. No assurance can be given that our continued efforts to continue this decline in operational cash requirements, including continued efforts to achieve greater cost efficiencies through our broad transformation program, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. It is currently expected that the net cash from operating activities will, together with our ability to access financing through the revolving line of credit, other financing markets, new operating leases and proceeds from the sale of aircraft and other assets, be sufficient to meet the on-going cash flow requirements. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See “Risk Factors—Risks Related to Our Business—Our indebtedness and lease obligations could adversely affect our business and liquidity position” in Amendment No. 1 to our Registration Statement on Form S-4 which was filed with the SEC on November 9, 2012 and “Liquidity and Sources of Liquidity” below.

Cash Flows Provided By Financing Activities

Cash flows provided by financing activities increased by $11.0 million to $125.5 million compared to the prior year period, due primarily to net proceeds from the issuance of senior secured notes of $198.2 million on October 5, 2012 partially offset by a decrease in the draws on the revolving credit facility net of repayments of $96.1 million, a decrease in the securitization of accounts receivables of $31.2 million due to timing in the funding of receivables and issuance of capital stock in the prior year period of $60.0 million.

On October 5, 2012, we issued an additional $200.0 million of senior secured notes (the “notes”) which increased our overall liquidity. The gross proceeds from the notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $3.8 million, which are being amortized over the term of the notes. The notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The notes have an aggregate principal value of $200.0 million were issued at 101.0% of par value, bear interest at a rate of 9.25% with semi-annual interest payments on April 15 and October 15 and mature on October 15, 2020.

Cash Flows Used In Investing Activities

Cash flows used in investing activities decreased by $23.7 million to $84.4 million compared to the prior year period due primarily to a decrease in property and equipment additions offset by an increase in restricted cash and in aircraft deposits. Property and equipment additions have decreased by $22.5 million as there were less aircraft purchased off lease offset by an increase in rotables purchased to support the new technology aircraft during the current year period. Aircraft deposits have increased by $4.8 million to fund our commitment to purchase additional aircraft in future periods and restricted cash has increased by $4.6 million related to securitization of receivables.

Liquidity and Sources of Liquidity

At October 31, 2012, our liquidity totaled $368.6 million, which was comprised of cash and cash equivalents of $68.8 million, unused capacity in the revolver of $260.4 million, net of letters of credit of $64.6 million and undrawn overdraft facilities of $39.4 million. Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. The $200.0 million additional senior secured notes issued on October 5, 2012 have not increased overall indebtedness as the net proceeds were used to repay the revolving credit facility, but cash requirements have increased by approximately $9.0 million due to the additional interest payment obligation. The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of the industry. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including the senior secured notes (the “notes”), and revolving credit facility. Any insufficiency could negatively impact the business. In addition, the indenture governing the notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, as well as our ability to access financing through the revolving line of credit, other financing markets, new operating leases and proceeds from the sale of aircraft and other assets are sufficient to meet our on-going cash flow requirements. Similarly, we expect that our transformation program will generate new initiatives to create greater liquidity. However, our earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, if necessary, may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See “Risk Factors – Risks Related to Our Business – Our indebtedness and lease obligations could adversely affect our business and liquidity position” in Amendment No. 1 to our Registration Statement on Form S-4 which was filed with the SEC on November 9, 2012.

Sources of Liquidity

On October 5, 2012, the Company issued an additional $200.0 million of senior secured notes. The notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The additional notes with an aggregate principal value of $200.0 million were issued at 101.0% of par value, bear interest at a rate of 9.25% with semi-annual interest payments on April 15 and October 15 and mature on October 15, 2020. The gross proceeds from the notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. The Company also incurred financing fees of $3.8 million, which are being amortized over the term of the notes. The senior secured revolving credit facility for $375.0 million is held with a syndicate of financial institutions for a term of five years and bears interest at the alternate base rate, LIBOR, Canadian Prime Rate or EURIBOR, plus an applicable margin that ranges from 2.75% to 4.50%. The revolving credit facility is secured on a super senior first priority basis and ranks equally with the note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the note holders. The notes and revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries through a general secured obligation. For information about the financial position and results of operations of our non-guarantor subsidiaries, see Note 20 of our unaudited interim consolidated financial statements for the six months ended October 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q.

To assist with future growth opportunities, a key initiative of our transformation program is to create greater liquidity through the implementation of new cost control measures such as optimizing the procurement of capital expenditures and inventory, working capital improvements, and the optimization of customer contracts and improved profit growth. A more detailed review of other sources of liquidity such as an expansion of our accounts receivable securitization, additional lease financing and alternate market financing is currently underway.

Future Cash Requirements

Operating Lease Commitments

We entered into aircraft operating leases with 17 lessors in respect of 161 aircraft included in our fleet as of October 31, 2012. As of October 31, 2012, these leases had expiry dates ranging from fiscal 2013 to 2023. We have the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We will either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.

At October 31, 2012, we had commitments with respect to operating leases for aircraft, buildings, land and equipment. We have leases expiring in the next twelve months, of which we have the option to refinance these aircraft leases, purchase the aircraft or return the aircraft under the agreement terms.

The terms of certain of our helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to its level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.

Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the aircraft, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts, which could be material to our financial position. The aircraft would then be sold and the surplus, if any, returned to us. Alternatively, we could exercise our option to purchase the aircraft.

During the six months ended October 31, 2012, a lessor that had been engaged in discussions with us approved a financial covenant reset to October 31, 2013. As part of previous negotiations in 2011 with this lessor, we also made a commitment to further reduce its total operating lease portfolio by $39.4 million by December 31, 2012. We expect to refinance these leases or make strategic decisions as required to purchase the aircraft outright to provide us with greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

Other Commitments

As of October 31, 2012, we have committed to purchase 36 new aircraft, of which 11 are expected to be delivered in the remainder of fiscal 2013. The total required additional expenditures related to these purchase commitments is approximately $785.0 million. These aircraft are expected to be delivered in fiscal 2013 ($208.0 million), 2014 ($276.0 million), 2015 to 2017 ($301.0 million) and will be deployed in our Helicopter Services segment. On November 30, 2012, the Company entered into a commitment to acquire $100.0 million of helicopter parts over a three year period.

Variable Interest Entities

We have variable interest in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third party customers. At October 31, 2012, we had operating leases for 29 aircraft with variable interest entities that were not consolidated. See Note 2 of the unaudited interim consolidated financial statements as of October 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q.

Guarantees

We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual aircraft values at the termination of the leases. The leases have terms expiring between fiscal 2013 and 2022. At October 31, 2012, our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $230.9 million.

Contingencies

We have exposure for certain legal matters as disclosed in Note 17 to the unaudited interim consolidated financial statements for the six months ended October 31, 2012 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies since October 31, 2012.

Covenants and Adjusted EBITDA

Our notes, revolving credit facility, other long-term debt obligations and certain helicopter lease agreements impose operating and financial limitations on us through covenants, which among other things, limit the ability to incur additional indebtedness, create liens, sell or sublease assets, engage in mergers or acquisitions and make dividend and other payments.

Adjusted EBITDA is calculated by adding to or subtracting from net earnings (loss) certain of the adjustment items permitted in calculating covenant compliance under the indenture governing the senior secured notes. We describe these adjustments to net earnings (loss) in the table below. Adjusted EBITDA is a supplemental measure of our ability to service indebtedness that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net earnings (loss) or other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. In addition, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies. Management believes that the presentation of Adjusted EBITDA included in this Quarterly Report on Form 10-Q provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance of our business. We will also use Adjusted EBITDA as a measure to calculate certain financial covenants related to our revolving credit facility and the notes indenture. Under the revolving credit facility agreement, we must maintain a maximum ratio of 2.5 to 1 of first priority net debt as defined in the revolving credit facility agreement to Adjusted EBITDA. If the financial covenant is not maintained, repayment of the revolving credit facility can be accelerated. Under the revolving credit facility agreement and notes indentures, we must meet certain Adjusted EBITDA ratios to incur additional indebtedness above the permitted indebtedness as defined in the revolving credit facility agreement and notes indenture. To incur additional indebtedness which is not otherwise permitted, we must have an Adjusted EBITDA to fixed charges ratio as defined in the revolving credit facility agreement and notes indenture that is equal to or greater than 2.0 to 1.0. However, if the indebtedness is secured by a lien then we must also have a total secured indebtedness, net of cash, to Adjusted EBITDA ratio as defined in the revolving credit facility agreement and notes indenture that is less than or equal to 5.0 to 1.0.

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

Set forth below is a reconciliation of net loss to Adjusted EBITDA derived from the last twelve months ended October 31, 2012. As of October 31, 2012, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

(in thousands of U.S. dollars)	For the last twelve months ended October 31, 2012	For the last twelve months ended October 31, 2011
Net loss	$(110,495)	$(27,816)
Discontinued operations, net of tax	6,983	9,786
Earnings from equity accounted investees, net of cash distributions received	(3,262)	(1,860)
Fixed charges (a)	115,760	110,557
Other financing charges (income)	18,703	(297)
Income tax expense (recovery)	67,005	(45,947)
Amortization	116,380	107,008
Asset impairment charge (b)	20,352	37,557
Loss (gain) on disposal of assets	189	(9,051)
Restructuring costs	14,336	11,358
Business optimization costs	8,672	20,207
Stock-based compensation expense	358	1,027
Amortization of deferred charges (c)	2,918	2,831
Amortization of advanced aircraft rental payments	4,740	4,686
Unusual/non-recurring costs (d)	—	235
Investment/acquisition/permitted disposal (e)	28	21,026
Pension adjustment (f)	(4,743)	582
Pro-forma capital lease adjustment (g)	—	1,845

Adjusted EBITDA (g)	$257,924	$243,734

(a)	Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the senior secured note indenture. The amortization of debt issuance costs and financing fees are excluded from fixed charges.
(b)	Asset impairment charge includes impairment of receivables and funded residual value guarantees, impairment of assets held for sale, impairment of assets held for use and impairment of intangible assets.
(c)	Amortization of initial costs on leased aircraft.
(d)	Unusual or non-recurring costs that include professional fees.

(e)	Costs incurred related to potential investment, acquisitions, and divestures.
(f)	This is an adjustment to arrive at the current service cost of the pension.
(g)	Adjusted EBITDA for the periods presented does not include the pro forma effect of aircraft acquisitions or disposals. However, the new revolving credit facility and the indenture governing the notes offered herein permit us to calculate Adjusted EBITDA for purposes of the applicable covenants contained therein giving pro forma effect to aircraft acquisitions, net of disposals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Registration Statement Form S-4 for the fiscal year ended April 30, 2012 which was filed with the SEC on November 9, 2012 for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates since April 30, 2012.

Recent Accounting Pronouncements

See Note 1 in the interim unaudited consolidated financial statements for the three and six months ended October 31, 2012 contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk ” in our Registration Statement Form S-4 for the fiscal year ended April 30, 2012 which was filed with the SEC on November 9, 2012 and Note 1 in the “Notes to the Interim Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk since April 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions or claims pending that have been discussed and previously reported in the section entitled “Business – Legal Proceedings” in Amendment No. 1 to our Registration Statement on Form S-4 which was filed with the SEC on November 9, 2012. Developments in these previously reported matters are described in Note 17 in the “Notes to the Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes during the three and six months ended October 31, 2012 in our “Risk Factors” as discussed on our Annual Report on Form 10-K for the year ended April 30, 2012 which we filed with the SEC on July 11, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description

3.1#	CHC Helicopter S.A., Articles of Association, dated January 4, 2012.

3.2#	6922767 Holding S.à r.l, Articles of Association, dated September 9, 2010.

4.1#	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.2#	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.1)

4.3#	Registration Rights Agreement, dated as of October 4, 2010, by and among CHC Helicopter S.A., the Guarantors named therein, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., RBC Capital Markets Corporation and UBS Securities LLC.

4.4#	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.

4.5(1)	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.6(2)	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.

4.7(3)	Registration Rights Agreement, dated as of October 5, 2012, by and among CHC Helicopter S.A. and the Initial Purchasers as identified therein.

31.1+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§+	XBRL Instance Document

101.SCH§+	XBRL Taxonomy Extension Schema Document

101.CAL§+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§+	XBRL Taxonomy Extension Definition Presentation Linkbase Document

101.LAB§+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
#	Filed on January 18, 2012 as an exhibit to our Registration Statement on Form S-4 and incorporated herein by reference.
§	In accordance with Rule 406T of Regulation S-T, the information in these exhibits, when filed, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Filed on March 28, 2012 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(2)	Filed on May 9, 2012 as an exhibit to Amendment No. 3 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(3)	Filed on October 9, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHC Helicopter S.A.

By:	/s/ Joan Schweikart Hooper
Joan Schweikart Hooper Senior Vice President and Chief Financial Officer of Heli-One Canada, Inc.* and A Director

Date: December 17, 2012

*	CHC Helicopter S.A. has entered into an agreement with its wholly owned subsidiary, Heli-One Canada Inc., to provide certain management services subject to the authority limits as determined by CHC Helicopter S.A.’s board of directors and set out in such agreement