Form 10-Q
period 2013-01-31
CHC Helicopter S.A.
filed 2013-03-18
CIK 1539429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2013

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

As of January 31, 2013, there were 1,870,561,417 Class A Shares, 8,224,473 Class B Shares, 394,000 Special Shares and one Class C Share of stock outstanding.

CHC Helicopter S.A.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED

January 31, 2013

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

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

GLOSSARY

Embedded equity	Embedded equity represents the amount by which the estimated market value of a leased aircraft exceeded the leased aircraft purchase option price at September 16, 2008, the acquisition date. Embedded equity is assessed on an ongoing basis for impairment. Impairment, if any, is recognized in the consolidated statements of operations.

EMS	Emergency medical services.

Fixed wing	An airplane.

Heavy helicopter	A category of twin-engine helicopters that requires two pilots, can accommodate 19 to 26 passengers and can operate under instrument flight rules, which allow daytime and nighttime flying in a variety of weather conditions. The greater passenger capacity, larger cabin, longer range, and ability to operate in adverse weather conditions make heavy aircraft more suitable than single engine aircraft for offshore support. Heavy helicopters are generally utilized to support the oil and gas sector, construction and forestry industries and SAR and EMS customer requirements.

IFR	Instrument flight rules, which allow for daytime and nighttime flying in a variety of weather conditions.

Long- term contracts	Contracts of three years or longer in duration.

Medium helicopter	A category of twin-engine helicopters that generally requires two pilots, can accommodate nine to 15 passengers and can operate under instrument flight rules, which allow daytime and nighttime flying in a variety of weather conditions. The greater passenger capacity, longer range, and ability to operate in adverse weather conditions make medium aircraft more suitable than single engine aircraft for offshore support. Medium helicopters are generally utilized to support the oil and gas sector, construction and forestry industries and SAR and EMS customer bases in certain jurisdictions. Medium helicopters can also be used to support the utility and mining sectors, where transporting a smaller number of passengers or carrying light loads over shorter distances is required.

Medium term contracts	Contracts of greater than one year and less than three years in duration.

MRO	Maintenance, repair and overhaul.

New technology	When used herein to classify our aircraft, a category of higher-value, recently produced, more sophisticated and more comfortable aircraft, including Eurocopter’s EC225, EC135, EC145 and EC155; Agusta’s AW139; and Sikorsky’s S76C+, S76C++ and S92A.

Old technology	When used herein to classify our aircraft, all aircraft other than new technology aircraft, including Eurocopter’s AS365 and Super Puma; Sikorsky’s 76A, 76B, 76C and S61N; and Bell’s 412 and 212.

OEM	Original equipment manufacturer.

PBH	Power-by-the-hour. A program where an aircraft operator pays a fee per flight hour to an MRO provider as compensation for repair and overhaul components required in order for the aircraft to maintain an airworthy condition.

SAR	Search and rescue.

VFR	Visual flight rules, which require daylight and good weather conditions.

ITEM 1. FINANCIAL STATEMENTS.

6922767 HOLDING S.à.r.l.

Consolidated Balance Sheets

(Expressed in thousands of United States dollars except share information)

(Unaudited)

	January 31, 2013	April 30, 2012

Assets

Current assets:
Cash and cash equivalents	$59,320	$55,547
Receivables, net of allowance for doubtful accounts of $2,395 and $2,600, respectively (note 2)	287,751	266,115
Income taxes receivable	27,310	20,747
Deferred income tax assets	—	8,542
Inventories (note 4)	105,774	90,013
Prepaid expenses	24,394	21,183
Other assets (note 5)	38,714	33,195

	543,263	495,342
Property and equipment, net (note 6)	1,186,376	1,026,860
Investments	25,739	24,226
Intangible assets (note 7)	202,591	217,890
Goodwill	437,359	433,811
Restricted cash (note 2)	23,538	25,994
Other assets (note 5)	406,920	363,103
Deferred income tax assets	10,884	48,943
Assets held for sale (note 3)	42,174	79,813

	$2,878,844	$2,715,982

Liabilities and Shareholder’s Equity

Current liabilities:
Payables and accruals	$394,238	$363,064
Deferred revenue	20,951	23,737
Income taxes payable	46,658	43,581
Deferred income tax liabilities	2,020	11,729
Current facility secured by accounts receivable (note 2)	41,259	45,566
Other liabilities (note 8)	23,164	23,648
Current portion of long-term debt (note 9)	24,104	17,701

	552,394	529,026
Long-term debt (note 9)	1,479,222	1,269,379
Deferred revenue	52,633	43,517
Other liabilities (note 8)	194,662	191,521
Deferred income tax liabilities	11,830	20,072

Total liabilities	2,290,741	2,053,515

Redeemable non-controlling interests (note 2)	(1,646)	1,675

Capital stock: Par value 1 Euro;
Authorized and issued: 1,228,377,770 and 1,228,377,770, respectively	1,607,101	1,607,101
Contributed surplus	55,652	55,318
Deficit	(1,024,387)	(940,031)
Accumulated other comprehensive loss	(48,617)	(61,596)

Total shareholder’s equity	589,749	660,792

	$2,878,844	$2,715,982

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Operations

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012

Revenue	$441,839	$406,933	$1,304,694	$1,239,582

Operating expenses:
Direct costs	(355,645)	(333,369)	(1,053,129)	(1,013,356)
Earnings from equity accounted investees	850	421	2,687	1,642
General and administration costs	(18,671)	(18,031)	(56,110)	(47,483)
Amortization	(28,701)	(28,359)	(84,646)	(80,891)
Restructuring costs	(4,890)	(3,728)	(8,617)	(15,612)
Impairment of receivables and funded residual value guarantees	(464)	(208)	(1,036)	(161)
Impairment of intangible assets (note 7)	(1,125)	(887)	(6,943)	(2,712)
Impairment of assets held for sale (note 3)	(2,160)	(922)	(11,457)	(12,554)
Impairment of assets held for use (note 6)	(4,064)	—	(4,724)	—
Gain (loss) on disposal of assets	(4,402)	(795)	(9,019)	2,946

	(419,272)	(385,878)	(1,232,994)	(1,168,181)

Operating income	22,567	21,055	71,700	71,401

Interest on long-term debt	(33,991)	(29,070)	(93,949)	(89,256)
Foreign exchange gain (loss)	3,854	(10,437)	7,015	(7,798)
Other financing charges (note 10)	(10,862)	(7,782)	(22,465)	(14,017)

Loss from continuing operations before income tax	(18,432)	(26,234)	(37,699)	(39,670)

Income tax recovery (expense) (note 11)	(44,303)	(10,603)	(50,606)	1,882

Loss from continuing operations	(62,735)	(36,837)	(88,305)	(37,788)

Income (loss) from discontinued operations, net of tax	212	(1,216)	1,024	(9,528)

Net loss	$(62,523)	$(38,053)	$(87,281)	$(47,316)

Net income (loss) attributable to:
Controlling interest	$(58,250)	$(38,325)	$(84,356)	$(58,118)
Non-controlling interest	(4,273)	272	(2,925)	10,802

Net loss	$(62,523)	$(38,053)	$(87,281)	$(47,316)

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Comprehensive Loss

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012

Net loss	$(62,523)	$(38,053)	$(87,281)	$(47,316)

Other comprehensive income (loss):
Net foreign currency translation adjustments	23,186	(35,336)	19,369	(71,363)
Net change in defined benefit pension plan, net of income tax	(2,169)	(514)	(6,722)	(1,369)
Net change in cash flow hedges	—	(759)	(169)	(2,146)

Comprehensive loss	$(41,506)	$(74,662)	$(74,803)	$(122,194)

Comprehensive income (loss) attributable to:
Controlling interest	$(35,266)	$(74,758)	$(71,377)	$(131,231)
Non-controlling interest	(6,240)	96	(3,426)	9,037

Comprehensive loss	$(41,506)	$(74,662)	$(74,803)	$(122,194)

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

	Nine months ended
	January 31, 2013	January 31, 2012

Cash provided by (used in):
Operating activities:
Net loss	$(87,281)	$(47,316)
Income (loss) from discontinued operations, net of tax	1,024	(9,528)

Loss from continuing operations	(88,305)	(37,788)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Amortization	84,646	80,891
Loss (gain) on disposal of assets	9,019	(2,946)
Impairment of receivables and funded residual value guarantees	1,036	161
Impairment of intangible assets	6,943	2,712
Impairment of assets held for use	4,724	—
Impairment of assets held for sale	11,457	12,554
Earnings from equity accounted investees	(2,687)	(1,642)
Deferred income taxes	22,944	(9,108)
Non-cash stock-based compensation expense	334	771
Amortization of unfavorable contract credits	(2,842)	(8,683)
Amortization of lease related fixed interest rate obligations	(2,136)	(2,502)
Amortization of long-term debt and lease deferred financing costs	7,511	6,264
Non-cash accrued interest income on funded residual value guarantees	(5,329)	(5,637)
Mark to market loss on derivative instruments	6,884	11,139
Non-cash defined benefit pension expense (note 12)	5,277	13,316
Defined benefit contributions and benefits paid	(34,215)	(40,086)
Increase to deferred lease financing costs	(2,751)	(8,680)
Unrealized gain on foreign currency exchange translation	(8,780)	(1,789)
Other	6,480	4,565
Decrease in cash resulting from changes in operating assets and liabilities (note 14)	(46,493)	(13,762)

Cash used in operating activities	(26,283)	(250)

Financing activities:
Sold interest in accounts receivable, net of collections	(6,021)	42,657
Proceeds from issuance of senior secured notes	202,000	—
Long-term debt proceeds	812,449	600,000
Long-term debt repayments	(817,594)	(565,743)
Increase in deferred financing costs relating to the notes	(3,793)	—
Proceeds from issuance of capital stock	—	80,000

Cash provided by financing activities	187,041	156,914

Investing activities:
Property and equipment additions	(318,558)	(253,048)
Proceeds from disposal of property and equipment	207,896	165,238
Aircraft deposits net of lease inception refunds	(49,517)	(59,360)
Restricted cash	2,407	(12,978)
Distributions from equity investments	745	936

Cash used in investing activities	(157,027)	(159,212)

Cash provided by (used in) continuing operations	3,731	(2,548)

Cash flows provided by (used in) discontinued operations:
Cash flows provided by (used in) operating activities	1,024	(1,695)
Cash flows provided by (used in) financing activities	(1,024)	1,695

Cash provided by (used in) discontinued operations	—	—

Effect of exchange rate changes on cash and cash equivalents	42	(19,699)

Change in cash and cash equivalents during the period	3,773	(22,247)
Cash and cash equivalents, beginning of period	55,547	68,921

Cash and cash equivalents, end of period	$59,320	$46,674

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Shareholder’s Equity

(Expressed in thousands of United States dollars)

(Unaudited)

Nine months ended January 31, 2013	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity	Redeemable non- controlling interests

April 30, 2012	$1,607,101	$55,318	$(940,031)	$(61,596)	$660,792	$1,675

Consolidation of a variable interest entity	—	—	—	—	—	105
Net change in cash flow hedges	—	—	—	(169)	(169)	—
Foreign currency translation	—	—	—	19,580	19,580	(211)
Stock compensation expense	—	334	—	—	334	—
Defined benefit plan, net of income tax	—	—	—	(6,432)	(6,432)	(290)
Net loss	—	—	(84,356)	—	(84,356)	(2,925)

January 31, 2013	$1,607,101	$55,652	$(1,024,387)	$(48,617)	$589,749	$(1,646)

Nine months ended January 31, 2012	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive income (loss)	Total shareholder’s equity	Redeemable non- controlling interests

April 30, 2011	$1,547,101	$14,583	$(832,609)	$15,201	$744,276	$3,087

Issuance of capital stock	60,000	20,000	—	—	80,000	—
Net change in cash flow hedges	—	—	—	(2,146)	(2,146)	—
Foreign currency translation	—	—	—	(69,721)	(69,721)	(1,642)
Stock compensation expense	—	771	—	—	771	—
Defined benefit plan, net of income tax	—	—	—	(1,246)	(1,246)	(123)
Net income (loss)	—	—	(58,118)	—	(58,118)	10,802

January 31, 2012	$1,607,101	$35,354	$(890,727)	$(57,912)	$693,816	$12,124

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

1.	Significant accounting policies:

(a)	Basis of presentation:

The unaudited interim consolidated financial statements (“interim financial statements”) include the accounts of 6922767 Holding S.à.r.l. and its subsidiaries (the “Company”, “we”, “us” or “our”) after elimination of all significant intercompany accounts and transactions. The interim financial statements are presented in United States dollars and have been prepared in accordance with the United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and disclosures for complete financial statements.

In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented are not necessarily indicative of results of operations for the entire year.

The financial information as of April 30, 2012 is derived from our annual audited consolidated financial statements and notes for the fiscal year ended April 30, 2012. These interim financial statements should be read in conjunction with our annual consolidated financial statements and related notes for the fiscal year ended April 30, 2012, which are included in Amendment No. 1 to the Registration Statement on Form S-4 which was filed with the SEC on November 9, 2012.

(b)	Foreign currency:

The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Nine months ended
	January 31, 2013	January 31, 2012

Average rates:
US $/£	1.588848	1.594359
US $/CAD	1.001101	1.003814
US $/NOK	0.172290	0.177876
US $/AUD	1.030734	1.039149
US $/€	1.278707	1.382253

Period end rates:
US $/£	1.585468	1.575209
US $/CAD	1.000801	0.994827
US $/NOK	0.182746	0.170215
US $/AUD	1.042834	1.059789
US $/€	1.358387	1.305213

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

1.	Significant accounting policies (continued):

(c)	Recent accounting pronouncements adopted in the period

Presentation of comprehensive income in financial statements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. In December 2011, the FASB issued an accounting pronouncement that defers the requirement to present components of reclassifications of comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of the presentation of comprehensive income unaffected. The provisions for these pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We have adopted this guidance using the two-statement approach presentation.

(d)	Recent accounting pronouncements not yet adopted

Reporting of amounts reclassified out of accumulated other comprehensive income

In February 2013, the FASB amended the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. Entities are required to separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts all are required under other accounting pronouncements to be reclassified to net income in their entirety in the same reporting period. Entities are required to provide this information together, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The provision for this pronouncement will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. We are currently assessing the impact of this new guidance on our consolidated financial statements.

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

Annual indefinite-life intangible asset impairment testing:

In July 2012, the FASB amended the accounting guidance on the annual indefinite-life intangible asset impairment testing to allow for the assessment of qualitative factors in determining if it is more likely than not that asset might be impaired and whether it is necessary to perform the intangible asset impairment test required by the current accounting standards. This guidance is effective for the annual financial statements for the year ending April 30, 2014. We have determined that this new guidance will not have a material impact on our consolidated financial statements.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

1.	Significant accounting policies (continued):

(e)	Comparative figures:

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

Certain areas of operations are subject to local governmental regulations that may limit foreign ownership of aviation companies. Accordingly, operations in certain jurisdictions may require the establishment of local ownership entities that are considered to be VIEs. The nature of our involvement with consolidated local ownership entities is as follows:

EEA Helicopters Operations B.V. (“EHOB”)

EHOB is incorporated in the Netherlands and through its wholly-owned subsidiaries in Norway, Denmark, the Netherlands, the United Kingdom and Ireland provides helicopter flying services to customers in Europe.

We own 49.9% of the common shares (9,896,085 Class B shares) of EHOB, with the remaining 50.1% of the common shares (9,935,750 Class A shares) held by a European investor. The Management Board of EHOB is comprised of one director nominated by the Class B shareholders and three directors nominated by the Class A shareholder.

We also own 7,000,000 par value 1 Euro Profit Certificates in EHOB. Through our ownership of the Profit Certificates, we are entitled to a cumulative annual dividend equal to 30% of the issue price of each Profit Certificate (equivalent to a cumulative annual dividend of € 2.1 million) for the first 7 years after issuance and thereafter, a cumulative annual dividend equal to 5% of the issue price of each Profit Certificate (equivalent to a cumulative annual dividend of €0.35 million), subject to Board approval and the availability of cash and further subject to any and all restrictions applicable under Dutch law.

We also hold a call option over the Class A shareholder’s stock in EHOB and have granted a put option to the Class A shareholder which entitles the Class A shareholder to put its shares back to us. Both the put and call are exercisable in certain circumstances including: liquidation, events of default, and if the Company makes a public offering of its shares resulting in change in control. The Class A shareholder also holds a call option over our Class B shares which is exercisable only in the event of bankruptcy.

We have determined that the activities that most significantly impact the economic performance of EHOB are: servicing existing flying services contracts and entering into new contracts, safety and training, and maintenance of aircraft. Through agreement with EHOB, we have the right to enter directly into new flying services contracts and require that EHOB act as the subcontractor for provision of those services. EHOB’s fleet of aircraft is leased entirely from us and the lease agreements require that all aircraft maintenance be provided by us. The shareholders’ agreement requires EHOB to ensure safety standards meet minimums set by us.

As a result of consolidating EHOB, the Company has recorded a non-controlling interest relating to the 50.1% Class A shareholder’s interest in the net assets of EHOB. As at January 31, 2013, the redeemable non-controlling loss is $1.8 million (April 30, 2012 – non-controlling interest of $1.7 million). Because of the terms of the put and call arrangements with the European investor, the non-controlling interest is considered redeemable and is classified outside of equity.

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

We have a 60% interest in BHH, comprised of 100% of the non-voting preferred shares and 20% of the ordinary voting shares. The remaining equity interest comprised of 80% of the ordinary voting shares is held by a Brazilian investor, whose investment was financed by us and is therefore considered to be a related party.

We have entered into a put/call arrangement which gives us the right to purchase the BHH shares held by the Brazilian investor and the Brazilian investor the right to put its shares to us at any time and for any reason. The put/call price is the greater of the book value of the shares and the original capital contribution plus 2% per annum. The guaranteed return due to the Brazilian investor has been recorded as a redeemable non-controlling interest.

We have entered into a shareholders’ agreement with the Brazilian Investor, which requires unanimous shareholder consent for important business decisions.

CHC Helicopters Canada Inc (“CHC Canada”)

CHC Canada provides helicopter flying services to customers in Canada.

We own 200,000 Class A Common Shares (25%) and 200,000 (100%) Class B Non-voting Preferred Shares of CHC Canada, with the remaining 600,000 (75%) of the Class A Common Shares held by a Canadian Investor who is a director of our ultimate parent and therefore a related party. The Board of CHC Canada is comprised of one director nominated by us and two directors nominated by the Canadian Investor.

We have entered into an arrangement which allows the Canadian Investor to put its shares back to us at any time for any reason. We have also entered into a call arrangement which allows us or the Canadian Investor to elect to purchase the other party’s shares. The calls are exercisable in certain circumstances including: liquidation, events of default, and if the Company makes a public offering of its shares resulting in change of control. The price on the put and the call arrangement is the higher of the book value of the shares and the original capital contribution plus 6% per annum. The guaranteed return due to the Canadian investor has been recorded as a redeemable non-controlling interest.

We have entered into a shareholder’s agreement with the Canadian Investor, which requires unanimous shareholder consent for CHC Canada to enter into any material contracts.

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

We have no equity ownership interest in Atlantic Aviation as 100% of the share capital of Atlantic Aviation is held by the Nigerian Company.

The Nigerian Company’s risks and rewards are not representative of its equity interest as it is only entitled to management fees for the first four years of the agreement. In the fifth year the Nigerian Company can opt to receive 40% of the profits or losses or continue with the existing arrangement. We will bear the risk for substantially all of the losses for the first four years of the arrangement.

Under the terms of the agreement the Nigerian Company will not provide any additional funding to Atlantic Aviation. We will fund all start-up costs.

We have also entered into a put/call arrangement which gives us the right to purchase all of the Atlantic Aviation shares held by the Nigerian Company and the Nigerian Company the right to put its shares to us. The calls are exercisable in certain circumstances including: liquidation, events of default, and change of control of the Company or the Nigerian Company. The put is exercisable in the event the agreement is terminated with cause and the Nigerian Company does not continue the business of Atlantic Aviation. The price on the put/call arrangement is a multiple of the Nigerian Company’s share of the preceding 12 months of profits of Atlantic Aviation.

We have determined that the activities that most significantly impact the economic performance of Atlantic Aviation are: entering into flying contracts, safety and training, and maintenance of aircraft. Atlantic Aviation’s fleet of aircraft is leased entirely from us and the lease agreements require that all aircraft maintenance be provided by us. We have entered into various contracts with Atlantic Aviation to provide management, employees and technical services. The framework agreement requires Atlantic Aviation to ensure safety standards meet minimums set by us.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):

Atlantic Aviation Limited and Atlantic Aviation FZE (collectively “Atlantic Aviation”) (continued)

The following table summarizes the estimated fair values of Atlantic Aviation’s assets acquired, liabilities assumed and non-controlling interest at the acquisition date. The provisional measurements of fair value are subject to change, as we are in the process of finalizing the opening balances.

Cash and cash equivalents	$1,824
Property and equipment	97
Other current assets	422
Intangible assets – Indefinite life AOC	638
Shareholder’s loan	897
Other current liabilities	(378)
Non-controlling interest	(105)

Purchase consideration	$3,395

The fair value of the air operators certificate (“AOC”) is the replacement cost of acquiring the same license.

The purchase consideration is represented by the extinguishment of a loan provided by CHC to Atlantic Aviation. The fair value of the loan at the extinguishment date has been determined by discounting expected cash flows by the interest rate that would be obtained in the market.

As a result of consolidating Atlantic Aviation, the Company has recorded a non-controlling interest relating to the Nigerian Company’s interest in the net assets of Atlantic Aviation. The fair value of the non-controlling interest was estimated using the fair value of Atlantic Aviation less consideration transferred by us. As at January 31, 2013, the redeemable non-controlling interest is $0.1 million. Because of the terms of the put arrangement with the Nigerian Company, the non-controlling interest is considered redeemable and is classified outside of equity.

The amount of revenue and net loss included in our consolidated income statement from the date of acquisition to January 31, 2013 are as follows:

Revenue	$—
Net loss	(933)

Atlantic Aviation has a contingent credit with a third party bank for up to $10.0 million to be able to issue bonds.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):

Other local ownership VIEs

We also have operations in several other countries that are conducted through entities with local ownership. We have consolidated these entities because the local owners do not have extensive knowledge of the aviation industry and defer to us in the overall management and operation of these entities.

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

	January 31, 2013	April 30, 2012

Cash and cash equivalents	$6,322	$30,372
Receivables, net of allowance	103,998	86,623
Other current assets	35,702	28,423
Goodwill	72,080	72,269
Other long-term assets	91,844	84,127

Total assets	$309,946	$301,814

Payables and accruals	$265,119	$231,191
Other current liabilities	26,250	40,455
Accrued pension obligations	46,892	55,365
Other long-term liabilities	54,429	58,183

Total liabilities	$392,690	$385,194

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Revenue	$263,602	$245,048	$799,139	$779,350
Net income (loss)	(5,323)	(6,834)	694	6,461

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(ii)	Accounts receivable securitization:

We enter into trade receivables securitization transactions to raise financing, through the sale of pools of receivables, or beneficial interests therein, to a VIE, Finacity Receivables – CHC 2009, LLC (“Finacity”). Finacity only buys receivables, or beneficial interests therein, from us. These transactions with Finacity satisfy the requirements for sales accounting treatment. Finacity is financed directly by a multi-seller commercial paper conduit, Hannover Funding Company LLC (“Hannover”), which purchases undivided ownership interests in the receivables, or beneficial interests therein, acquired by Finacity from us.

We have determined that servicing decisions most significantly impact the economic performance of Finacity and as we have the power to make these decisions, it is the primary beneficiary of Finacity.

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

The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

	January 31, 2013	April 30, 2012

Restricted cash	$5,254	$14,882
Transferred receivables	47,230	66,177
Current facility secured by accounts receivable	41,259	45,566

(iii)	Trinity Helicopters Limited:

As at January 31, 2013 we leased two aircraft from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE. Prior to December 2011, Trinity was funded by an unrelated lender who was considered to be the primary beneficiary. In conjunction with our lease covenant negotiations, we agreed to purchase the aircraft off lease from the lender. Instead of outright purchasing the aircraft we loaned the lease termination sum to Trinity who used these funds to repay the financing from the unrelated lender and continued to lease the aircraft to us. The security interest in the aircraft was assigned to us.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(iii)	Trinity Helicopters Limited (continued):

We have been determined to be the primary beneficiary of the VIE and began consolidating this entity upon repayment of the previous lender. Prior to consolidation of this entity, the aircraft leases were recorded as capital leases.

(b)	VIEs of which the Company is not the primary beneficiary:

(i)	Local ownership VIEs:

Thai Aviation Services (“TAS”)

TAS provides helicopter flying services in Thailand. We have a 29.9% interest in the ordinary shares of TAS, with the remaining 70.1% owned by a group of Thai Investors who are considered to be related to each other. The Thai investors have the ability to call and we have the ability to put all shares owned by us to the Thai investors at fair value in the event of a dispute.

We have determined that the activities that most significantly impact the economic performance of TAS are: servicing existing flying services contracts and entering into new contracts, safety and training, maintenance of aircraft and other investment activities. The Thai investors have the ability to control the majority of these decisions through Board majority.

The following table summarizes the amounts recorded for TAS in the consolidated balance sheet:

	January 31, 2013		April 30, 2012
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss

Receivables, net of allowances	$2,531	$2,531	$2,408	$2,408
Equity method investment	17,134	17,134	15,548	15,548

(ii)	Leasing entities:

Related party lessors

As at January 31, 2013 we had operating lease agreements for the lease of 31 aircraft (January 31, 2012 – 20 aircraft) from individual related party entities considered to be VIEs. The total operating lease expense for these leases was $12.5 million for the three months ended January 31, 2013 (January 31, 2012 - $7.6 million) and $35.3 million for the nine months ended January 31, 2013 (January 31, 2012 - $19.0 million), with $5.2 million outstanding in payables and accruals at January 31, 2013 (April 30, 2012 - $4.4 million).

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.	Variable interest entities (continued):

(b)	VIEs of which the Company is not the primary beneficiary (continued):

(ii)	Leasing entities (continued):

The lessor VIEs are considered related parties because they are partially financed through equity contributions from entities that have also invested in the Company. We have determined that the activity that most significantly impacts the economic performance of the related party lessor VIEs is the remarketing of the aircraft at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.

Other VIE lessors

At January 31, 2013 we leased 17 aircraft (January 31, 2012 – eight aircraft) from two different entities considered to be VIEs. At January 31, 2013, all 17 leases were considered to be operating leases (January 31, 2012 – eight operating leases).

We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the aircraft at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

3.	Assets held for sale:

We have classified certain assets such as aircraft and buildings as held for sale as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	January 31, 2013		April 30, 2012
	# Aircraft		# Aircraft

Aircraft held for sale:
Book value, beginning of period	18	$79,293	12	$31,782
Classified as held for sale, net of impairment	10	6,969	19	82,377
Sales	(8)	(25,716)	(10)	(21,147)
Reclassified as held for use	(4)	(19,199)	(3)	(12,740)
Foreign exchange	—	306	—	(979)

Aircraft held for sale	16	41,653	18	79,293

Building held for sale	—	521	—	520

Total assets held for sale		$42,174		$79,813

The aircraft classified as held for sale are older technology aircraft that are being divested by us. The building classified as held for sale results from the relocation of certain base operations. During the nine months ended January 31, 2013, there were four aircraft that were reclassified to assets held for use as management reviewed its fleet strategy and decided to redeploy these aircraft to flying operations.

During the three and nine months ended January 31, 2013, certain aircraft held for sale were written down to their fair value less costs to sell. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement is based on third party appraisals using market data.

4.	Inventories:

	January 31, 2013	April 30, 2012

Work-in-progress for maintenance contracts under completed contract accounting	$4,366	$3,951
Consumables	111,926	96,588
Provision for obsolescence	(10,518)	(10,526)

	$105,774	$90,013

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

5.	Other assets:

	January 31, 2013	April 30, 2012

Current:
Aircraft operating lease funded residual value guarantees	$15,207	$7,004
Deferred financing costs	8,593	7,880
Mobilization costs	6,313	4,780
Foreign currency embedded derivatives and forward contracts (note 13)	3,257	6,524
Prepaid aircraft rentals	3,180	4,958
Residual value guarantee	2,164	2,049

	$38,714	$33,195

Non-current:
Aircraft operating lease funded residual value guarantees	$193,522	$190,147
Aircraft deposits	55,493	44,557
Deferred financing costs	51,064	50,698
Accrued pension asset	41,351	19,449
Mobilization costs	21,015	13,789
Residual value guarantee	10,373	11,632
Foreign currency embedded derivatives andforward contracts (note 13)	9,170	1,695
Prepaid aircraft rentals	9,061	13,730
Security deposits	8,702	9,535
Pension guarantee assets	5,208	4,974
Other assets	1,961	2,897

	$406,920	$363,103

6.	Property and equipment:

Due to a decline in aircraft values, we impaired a portion of our flying assets during the nine months ended January 31, 2013 and 2012 to its fair value. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of the fair value of the flying assets is based on aircraft values from third party appraisals using market data.

7.	Intangible assets:

Due to a decline in aircraft values, we impaired a portion of our embedded equity during the nine months ended January 31, 2013 and 2012 to its fair value. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of embedded equity is based on aircraft values from third party appraisals using market data.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

8.	Other liabilities:

	January 31, 2013	April 30, 2012

Current:
Foreign currency embedded derivatives and forward contracts (note 13)	$14,849	$11,089
Deferred gains on sale-leasebacks of aircraft	2,668	1,853
Fixed interest rate obligations	2,140	2,900
Aircraft modifications	1,757	2,377
Contract inducement	806	801
Lease aircraft return costs	944	1,632
Unfavorable contract credits	—	2,913
Residual value guarantees	—	83

	$23,164	$23,648

Non-current:
Accrued pension obligations	$102,916	$107,699
Foreign currency embedded derivatives and forward contracts (note 13)	26,007	17,384
Deferred gains on sale-leasebacks of aircraft	18,787	14,475
Residual value guarantees	18,276	17,345
Insurance claims accrual	11,533	13,646
Contract inducement	9,639	10,233
Fixed interest rate obligations	1,464	3,137
Deferred rent liabilities	893	2,013
Other	5,147	5,589

	$194,662	$191,521

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

9.	Long-term debt and capital lease obligations:

	Principal Repayment terms	Facility maturity dates	January 31, 2013	April 30, 2012

Senior secured notes	At maturity	October 2020	$1,287,005	$1,084,109

Revolving credit facility:
US LIBOR plus a 4.5% margin	At maturity	October 2015	110,000	125,000
Alternate Base Rate plus a 3.5% margin	At maturity	October 2015	22,144	—

Other term loans:
Eurocopter Loan - 2.50%	At maturity	December 2015	2,295	4,623
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	June 2014	1,629	2,745
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	April 2018	—	10,476

Capital lease obligations	Quarterly	March 2013 - October 2017	47,894	26,922

Boundary Bay financing – 6.93%	Monthly	April 2035	32,359	33,205

Total long-term debt and capital lease obligations			1,503,326	1,287,080

Less: current portion			(24,104)	(17,701)

Long-term debt and capital lease obligations			$1,479,222	$1,269,379

On October 5, 2012, we issued an additional $200.0 million of senior secured notes (the “notes”). The notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The notes have an aggregate principal value of $200.0 million, were issued at 101.0% of par value, bear interest at a rate of 9.25% with semi-annual interest payments on April 15 and October 15 and mature on October 15, 2020.

The notes were issued by one of our subsidiaries and are guaranteed by us and most of our subsidiaries through a general secured obligation. The notes are secured on a first-priority lien basis by the collateral of each guarantor subject to the permitted liens under the indenture, are subordinated to the priority payment lien obligations including the revolving credit facility and are senior to all unsecured indebtedness of each guarantor.

The notes have the following optional redemption features:

•

Any time prior to October 15, 2013, we can redeem 35% of the aggregate principal amount of the notes at a redemption price of 109.25% of the principal plus accrued and unpaid interest with the net proceeds of one or more equity offerings provided that at least 50% of the aggregate principal of the notes remains outstanding and the redemption occurs within 180 days of the closing date of the equity offering.

•	We can redeem the notes in whole or part, on or after October 15, 2015, at redemption prices that range from 100% to 104.625% of the principal, plus accrued and unpaid interest.

•

We can redeem up to 10% of the aggregate principal amount of the notes in any twelve month period following the issuance date up to October 15, 2015 at a redemption price of 103% of the principal plus accrued interest and unpaid interest.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

9.	Long-term debt and capital lease obligations (continued):

We can redeem the notes in whole or in part at a price of 100% of the aggregate principal amount plus a premium equal to the greater of 1% of the principal amount or the excess of the present value at the redemption date over the principal amount of the notes. Under this option, the present value at the redemption is to be computed based on a redemption price of 104.625% on October 15, 2015 plus all required interest payments due on the notes through October 15, 2015 (excluding accrued but unpaid interest to the applicable redemption date). The applicable discount rate is equal to the treasury rate plus 50 basis points.

Each holder of the notes has the right to require us to repurchase the notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest upon the occurrence of certain events constituting a change in control of the Company.

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

10.	Other financing charges:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012

Amortization of deferred financing costs	$(1,782)	$(1,711)	$(5,268)	$(4,953)
Net loss on fair value of derivative financial instruments	(2,981)	(3,895)	(6,683)	(7,892)
Amortization of guaranteed residual values	(800)	(490)	(1,868)	(1,354)
Interest expense	(5,237)	(1,676)	(11,600)	(4,340)
Interest income	3,893	3,183	10,219	9,606
Other	(3,955)	(3,193)	(7,265)	(5,084)

	$(10,862)	$(7,782)	$(22,465)	$(14,017)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

11.	Income taxes:

As we operate in several tax jurisdictions, our income is subject to various rates of taxation. The income tax recovery (expense) differs from the amount that would have resulted from applying the Luxembourg statutory income tax rates to loss from continuing operations before income taxes as follows:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012

Loss from continuing operations before income tax	$(18,432)	$(26,234)	$(37,699)	$(39,670)
Combined Luxemburg statutory income tax rate	29%	29%	29%	29%

Income tax recovery calculated at statutory rate	5,346	7,608	10,933	11,504
(Increase) decrease in income tax recovery (expense) resulting from:
Rate differences in various jurisdictions	8,404	12,263	19,623	33,316
Change in tax law	(401)	(39)	(1,158)	(977)
Non-deductible items	(11,730)	(7,156)	(27,481)	(23,869)
Other foreign taxes	(9,434)	(835)	(15,229)	(8,185)
Non-deductible portion of capital losses	104	599	185	1,092
Non-taxable income	6,968	1,277	21,745	2,113
Adjustments to prior years	(1,324)	(8,784)	(2,030)	(5,863)
Functional currency adjustments	(3,272)	(6,078)	858	(8,493)
Valuation allowance	(38,547)	(8,491)	(57,338)	1,707
Other	(417)	(967)	(714)	(463)

Income tax recovery (expense)	$(44,303)	$(10,603)	$(50,606)	$1,882

As at January 31, 2013, there was $17.7 million in unrecognized tax benefits, of which $10.3 million would have an impact on the effective tax rate, if recognized.

During the three months ended January 31, 2013, a $4.0 million uncertain tax position was identified and recorded. This includes interest and penalties of $1.4 million. As of January 31, 2013 and April 30, 2012, interest and penalties totaling $4.2 million and $2.9 million, respectively, were accrued.

12.	Employee pension plans:

The net defined benefit pension plan expense is as follows:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012

Current service cost	$4,975	$4,750	$14,433	$14,015
Interest cost	8,059	8,767	23,636	27,195
Expected return on plan assets	(10,598)	(8,377)	(31,083)	(26,009)
Amortization of net actuarial and experience losses	255	133	766	408
Amortization of past service credits	(93)	—	(279)	—
Employee contributions	(752)	(732)	(2,196)	(2,293)

	$1,846	$4,541	$5,277	$13,316

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

13.	Derivative financial instruments and fair value measurements:

We are exposed to foreign exchange risk primarily from our subsidiaries which incur revenue and operating expenses in currencies other than U.S. dollars with the most significant being the Pound Sterling, Norwegian Kroner, Canadian dollars, Australian dollars and Euros. We monitor these exposures through our cash forecasting process and regularly enter into foreign exchange forward contracts to manage our exposure to fluctuations in expected future cash flows related to transactions in currencies other than the functional currency.

The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value Asset	Maturity dates

January 31, 2013:
Purchase contracts to sell U.S. dollars and buy Canadian dollars	CAD	225,922	$3,315	February 2013 to June 2015

Purchase contracts to sell U.S. dollars and buy Euros		€69,268	8,142	December 2013 to July 2014

We enter into long-term revenue agreements, which provide for pricing denominated in currencies other than the functional currency of the parties to the contract. This pricing feature was determined to be an embedded derivative which has been bifurcated for valuation and accounting purposes. The embedded derivative contracts are measured at fair value and included in other assets or other liabilities.

The following tables summarize the financial instruments measured at fair value on a recurring basis excluding cash and cash equivalents and restricted cash:

	January 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value

Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$3,216	$—	$3,216
Foreign currency embedded derivatives	—	41	—	41
Other assets, non-current:
Foreign currency forward contracts	—	9,167	—	9,167
Foreign currency embedded derivatives	—	3	—	3

	$—	$12,427	$—	$12,427

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

13.	Derivative financial instruments and fair value measurements (continued):

	January 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value

Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(546)	$—	$(546)
Foreign currency embedded derivatives	—	(14,303)	—	(14,303)
Other liabilities, non-current:
Foreign currency forward contracts	—	(380)	—	(380)
Foreign currency embedded derivatives	—	(25,627)	—	(25,627)

	$—	$(40,856)	$—	$(40,856)

Inputs to the valuation methodology for Level 2 measurements include quoted prices for similar assets and liabilities in active markets, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	January 31, 2013
	Fair value	Carrying value
Senior secured notes	$1,391,000	$1,287,005

The fair value of the senior secured notes is determined based on market information provided by third parties which is considered to be a level 2 measurement in the fair value hierarchy.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

14.	Supplemental cash flow information:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012

Cash interest paid	$2,570	$2,658	$60,924	$59,473
Cash taxes paid (recovered)	10,051	(95)	24,137	8,252
Assets acquired through non-cash capital leases	13,708	—	27,613	48,529

Change in cash resulting from changes in operating assets and liabilities:

	Nine months ended
	January 31, 2013	January 31, 2012

Receivables, net of allowance	$(15,564)	$(57,175)
Income taxes	(3,117)	4,278
Inventory	(9,226)	1,839
Prepaid expenses	(2,856)	(5,633)
Payables and accruals	(10,781)	30,297
Deferred revenue	(4,876)	17,614
Other assets and liabilities	(73)	(4,982)

	$(46,493)	$(13,762)

15.	Guarantees:

We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual aircraft values at the termination of the leases, which have terms expiring between fiscal 2013 and 2022. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $228.1 million as at January 31, 2013 (April 30, 2012 - $223.0 million).

16.	Related party transactions:

(a)	Related party leasing transactions and balances:

During the three and nine months ended January 31, 2013 we engaged in leasing transactions with VIEs related to our ultimate parent (note 2).

(b)	Balances with Ultimate Parent:

At January 31, 2013, $2.0 million in payables and accruals is due to and $1.0 million in receivables is due from our ultimate parent.

(c)	Related party loan:

Atlantic Aviation has provided a loan of $0.9 million to its owner, the Nigerian Company (note 2).

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

17.	Commitments:

We have aircraft operating leases with 17 lessors in respect of 165 aircraft included in our fleet at January 31, 2013 (April 30, 2012 – 18 lessors in respect of 164 aircraft). As at January 31, 2013, these leases had expiry dates ranging from fiscal 2013 to 2023. We have the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.

At January 31, 2013, we have commitments with respect to operating leases for aircraft, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended January 31:

	Aircraft operating leases	Building, land and equipment operating leases	Total operating leases

2014	$218,307	$11,325	$229,632
2015	198,112	9,332	207,444
2016	188,023	7,784	195,807
2017	160,182	6,463	166,645
2018	142,327	4,946	147,273
and thereafter	339,063	59,080	398,143

	$1,246,014	$98,930	$1,344,944

As at January 31, 2013, we have committed to purchase $100 million of helicopter parts over a three year period and 27 new aircraft. The total required additional expenditures related to the aircraft purchase commitments is approximately $630 million. These aircraft are expected to be delivered in fiscal 2013 to 2017 and will be deployed in our Helicopter Services segment. We intend to enter into leases for these aircraft or purchase them outright upon delivery from the manufacturer.

The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.

Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the aircraft, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to our financial position. The aircraft would then be sold and the surplus, if any, returned to us. Alternatively we could exercise our option to purchase the aircraft. As at January 31, 2013 we were in compliance with all financial covenants.

During the nine months ended January 31, 2013, a lessor that had been engaged in discussions with us approved a long-term financial covenant reset.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

18.	Contingencies:

The Company and its subsidiaries are, from time to time, named as defendants in lawsuits arising in the ordinary course of our business. We maintain adequate insurance coverage to respond to most claims. We cannot predict the outcome of any such lawsuits with certainty, but management does not expect the outcome of pending or threatened legal matters to have a material adverse impact on our financial condition.

In addition, from time to time, the Company and its subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to OFAC that our subsidiary formerly operating as Schreiner Airways may have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the U.S. jurisdiction. At January 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Brazilian customs authorities seized one of our helicopters (valued at approximately $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through administrative court action any claim for penalties associated with the seizure and the alleged violation. We have preserved our rights by filing a civil action against our customs agent for any losses that may result. At January 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Our Brazilian subsidiary is disputing a claim from the Brazilian tax authorities regarding eligibility for certain tax benefits that our subsidiary claimed in the past in connection with the importation of aircraft parts. The tax authorities are seeking to assess up to $20.0 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation. On December 19, 2011, a First Level Administrative Panel decision reduced the assessment to $0.3 million. We are appealing the remaining assessment. We will continue to defend this claim vigorously. At January 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Our Brazilian subsidiary is also disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $3.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At January 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

18.	Contingencies (continued):

We received an inquiry from the Nigerian government regarding the tax treatment of certain of our former joint venture partner’s operations in Nigeria. We are cooperating with the government of Nigeria. At January 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. We will continue to cooperate in all aspects of the investigation. At January 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

19.	Segment information:

We operate under the following segments:

•	Helicopter Services;

•	Maintenance, repair and overhaul (“MRO”);

•	Corporate and other.

We have provided information on segment revenues and segment EBITDAR (adjusted) because these are the financial measures used by the Company’s chief operating decision maker in making operating decisions and assessing performance. Transactions between operating segments are at standard industry rates.

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

The MRO segment includes facilities in Norway, Canada, Australia, Poland, and the US that provide helicopter repair and overhaul services for our fleet and for a growing external customer base in Europe, Asia and North America.

Corporate and other includes corporate office costs in various jurisdictions and is not considered a reportable segment.

The accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

19.	Segment information (continued):

Three months ended January 31, 2013
	Helicopter Services	MRO	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$410,950	$29,469	$1,420	$—	$441,839
Add: Inter-segment revenues	1,498	69,834	42	(71,374)	—

Total revenue	412,448	99,303	1,462	(71,374)	441,839
Direct costs (i)	(290,357)	(81,510)	(2,989)	71,374	(303,482)
Earnings from equity accounted investees	850	—	—	—	850
General and administration costs	—	—	(18,671)	—	(18,671)

Segment EBITDAR (adjusted) (ii)	122,941	17,793	(20,198)	—	120,536

Aircraft lease and associated costs	(52,163)	—	—	—	(52,163)
Amortization					(28,701)
Restructuring costs					(4,890)
Impairment of receivables and funded residual value guarantees					(464)
Impairment of intangible assets (iii)					(1,125)
Impairment of assets held for sale					(2,160)
Impairment of assets held for use					(4,064)
Loss on disposal of assets					(4,402)
Interest on long-term debt					(33,991)
Foreign exchange gain					3,854
Other financing charges					(10,862)
Income tax expense					(44,303)

Loss from continuing operations					(62,735)
Income from discontinued operations, net of tax					212

Net loss					$(62,523)

Segment assets	$793,272	$389,572	$1,653,826	$—	$2,836,670
Segment assets - held for sale	521	—	41,653	—	42,174

Total assets	$793,793	$389,572	$1,695,479	$—	$2,878,844

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administrative expenses.
(iii)	Impairment of intangible assets relates to the Corporate and other segment.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

19.	Segment information (continued):

Nine months ended January 31, 2013
	Helicopter Services	MRO	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$1,203,471	$96,503	$4,720	$—	$1,304,694
Add: Inter-segment revenues	3,635	215,649	42	(219,326)	—

Total revenue	1,207,106	312,152	4,762	(219,326)	1,304,694

Direct costs (i)	(863,298)	(252,613)	(7,154)	219,326	(903,739)
Earnings from equity accounted investees	2,687	—	—	—	2,687
General and administration costs	—	—	(56,110)	—	(56,110)

Segment EBITDAR (adjusted) (ii)	346,495	59,539	(58,502)	—	347,532

Aircraft lease and associated costs	(149,390)	—	—	—	(149,390)
Amortization					(84,646)
Restructuring costs					(8,617)
Impairment of receivables and funded residual value guarantees					(1,036)
Impairment of intangible assets (iii)					(6,943)
Impairment of assets held for sale					(11,457)
Impairment of assets held for use					(4,724)
Loss on disposal of assets					(9,019)
Interest on long-term debt					(93,949)
Foreign exchange gain					7,015
Other financing charges					(22,465)
Income tax expense					(50,606)

Loss from continuing operations					(88,305)
Income from discontinued operations, net of tax					1,024

Net loss					$(87,281)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administrative expenses.
(iii)	Impairment of intangible assets relates to the Corporate and other segment.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

19.	Segment information (continued):

Three months ended January 31, 2012
	Helicopter services	MRO	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$375,306	$30,410	$1,217	$—	$406,933
Add: Inter-segment revenues	2,667	64,387	—	(67,054)	—

Total revenue	377,973	94,797	1,217	(67,054)	406,933
Direct costs (i)	(269,900)	(80,272)	(4,383)	67,054	(287,501)
Earnings from equity accounted investees	421	—	—	—	421
General and administration costs	—	—	(18,031)	—	(18,031)

Segment EBITDAR (adjusted) (ii)	108,494	14,525	(21,197)	—	101,822

Aircraft lease and associated costs	(45,868)	—	—	—	(45,868)
Amortization					(28,359)
Restructuring costs					(3,728)
Impairment of receivables and funded residual value guarantees					(208)
Impairment of intangible assets (iii)					(887)
Impairment of assets held for sale					(922)
Loss on disposal of assets					(795)
Interest on long-term debt					(29,070)
Foreign exchange loss					(10,437)
Other financing charges					(7,782)
Income tax expense					(10,603)

Loss from continuing operations					(36,837)
Loss from discontinued operations, net of tax					(1,216)

Net loss					$(38,053)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administrative expenses.
(iii)	Impairment of intangible assets relates to the Corporate and other segment.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

19.	Segment information (continued):

Nine months ended January 31, 2012
	Helicopter services	MRO	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$1,131,879	$103,707	$3,996	$—	$1,239,582
Add: Inter-segment revenues	4,916	204,208	30	(209,154)	—

Total revenue	1,136,795	307,915	4,026	(209,154)	1,239,582
Direct costs (i)	(827,255)	(253,441)	(12,846)	209,154	(884,388)
Earnings from equity accounted investees	1,642	—	—	—	1,642
General and administration costs	—	—	(47,483)	—	(47,483)

Segment EBITDAR (adjusted) (ii)	311,182	54,474	(56,303)	—	309,353

Aircraft lease and associated costs	(128,968)	—	—	—	(128,968)
Amortization					(80,891)
Restructuring costs					(15,612)
Impairment of receivables and funded residual value guarantees					(161)
Impairment of intangible assets (iii)					(2,712)
Impairment of assets held for sale					(12,554)
Gain on disposal of assets					2,946
Interest on long-term debt					(89,256)
Foreign exchange loss					(7,798)
Other financing charges					(14,017)
Income tax recovery					1,882

Loss from continuing operations					(37,788)
Loss from discontinued operations, net of tax					(9,528)

Net loss					$(47,316)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administrative expenses.
(iii)	Impairment of intangible assets relates to the Corporate and other segment.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.	Supplemental condensed consolidated financial information:

The Company and certain of its direct and indirect wholly-owned subsidiaries (the “Guarantor Subsidiaries”) guaranteed, subject to customary automatic subsidiary releases, on a joint and several basis, certain outstanding indebtedness of CHC Helicopter SA. The following consolidating schedules present financial information as of January 31, 2013 and for the three and nine months ended January 31, 2013 and 2012, based on the guarantor structure that was in place at the date of issuance of the financial statements.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Balance Sheets as at January 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$(4,398)	$10,385	$120,963	$(57,245)	$(10,385)	$59,320
Receivables, net of allowance for doubtful accounts	4	113	134,750	153,605	(721)	287,751
Current intercompany receivables	6,056	608,236	447,710	242,363	(1,304,365)	—
Income taxes receivable	—	—	4,091	23,219	—	27,310
Inventories	—	—	98,259	7,515	—	105,774
Prepaid expenses	39	75	12,093	12,262	(75)	24,394
Other assets	—	5,357	34,479	115,219	(116,341)	38,714

	1,701	624,166	852,345	496,938	(1,431,887)	543,263
Property and equipment, net	—	—	1,095,376	91,381	(381)	1,186,376
Investments	590,479	358,814	447,621	17,132	(1,388,307)	25,739
Intangible assets	—	—	199,940	2,651	—	202,591
Goodwill	—	—	340,832	96,527	—	437,359
Restricted cash	—	—	7,411	16,127	—	23,538
Other assets	—	30,839	359,951	46,939	(30,809)	406,920
Long-term intercompany receivables	—	884,529	15,271	488,017	(1,387,817)	—
Deferred income tax assets	—	—	10,349	535	—	10,884
Assets held for sale	—	—	42,174	—	—	42,174

	$592,180	$1,898,348	$3,371,270	$1,256,247	$(4,239,201)	$2,878,844

Liabilities and Shareholder’s Equity
Current Liabilities
Payables and accruals	$418	$39,341	$287,187	$106,635	$(39,343)	$394,238
Deferred revenue	—	—	12,543	8,408	—	20,951
Income taxes payable	1,297	1,031	33,817	11,544	(1,031)	46,658
Current intercompany payables	700	39,301	267,716	427,671	(735,388)	—
Deferred income tax liabilities	—	—	1,921	99	—	2,020
Current facility secured by accounts receivable	—	—	—	41,259	—	41,259
Other liabilities	—	110,948	125,837	8,310	(221,931)	23,164
Current portion of long-term debt	—	—	24,104	—	—	24,104

	2,415	190,621	753,125	603,926	(997,693)	552,394
Long-term debt	—	1,359,149	1,479,222	—	(1,359,149)	1,479,222
Long-term intercompany payables	—	—	448,799	54,460	(503,259)	—
Deferred revenue	—	—	26,101	26,532	—	52,633
Other liabilities	16	—	116,682	77,964	—	194,662
Deferred income tax liabilities	—	—	10,996	834	—	11,830

Total liabilities	2,431	1,549,770	2,834,925	763,716	(2,860,101)	2,290,741

Redeemable non-controlling interests	—	—	—	(1,646)	—	(1,646)

Shareholder’s equity	589,749	348,578	536,345	494,177	(1,379,100)	589,749

	$592,180	$1,898,348	$3,371,270	$1,256,247	$(4,239,201)	$2,878,844

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Balance Sheets as at April 30, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$196	$(6,771)	$41,032	$14,319	$6,771	$55,547
Receivables, net of allowance for doubtful accounts	4	113	115,853	150,881	(736)	266,115
Current intercompany receivables	6,065	463,703	521,817	282,677	(1,274,262)	—
Income taxes receivable	—	—	4,203	16,544	—	20,747
Deferred income tax assets	—	—	5,192	3,350	—	8,542
Inventories	—	—	80,879	9,134	—	90,013
Prepaid expenses	—	—	12,088	9,095	—	21,183
Other assets	—	14,202	38,973	38,575	(58,555)	33,195

	6,265	471,247	820,037	524,575	(1,326,782)	495,342
Property and equipment, net	—	—	950,024	77,217	(381)	1,026,860
Investments	661,373	324,255	358,315	15,548	(1,335,265)	24,226
Intangible assets	—	—	215,949	1,941	—	217,890
Goodwill	—	—	336,703	97,108	—	433,811
Restricted cash	—	—	6,039	19,955	—	25,994
Other assets	—	31,497	333,683	29,362	(31,439)	363,103
Long-term intercompany receivables	—	873,263	30,151	496,926	(1,400,340)	—
Deferred income tax assets	—	—	30,759	18,184	—	48,943
Assets held for sale	—	—	79,813	—	—	79,813

	$667,638	$1,700,262	$3,161,473	$1,280,816	$(4,094,207)	$2,715,982

Liabilities and Shareholder’s Equity
Current Liabilities
Payables and accruals	$45	$5,796	$255,960	$107,059	$(5,796)	$363,064
Deferred revenue	—	—	14,020	9,717	—	23,737
Income taxes payable	5,433	3,908	20,763	17,385	(3,908)	43,581
Current intercompany payables	1,352	31,754	327,798	489,454	(850,358)	—
Deferred income tax liabilities	—	—	11,652	77	—	11,729
Current facility secured by accounts receivable	—	—	—	45,566	—	45,566
Other liabilities	—	34,606	49,277	18,641	(78,876)	23,648
Current portion of long-term debt	—	—	17,701	—	—	17,701

	6,830	76,064	697,171	687,899	(938,938)	529,026
Long-term debt	—	1,209,109	1,269,379	—	(1,209,109)	1,269,379
Long-term intercompany payables	—	—	449,595	69,313	(518,908)	—
Deferred revenue	—	—	17,955	25,562	—	43,517
Other liabilities	16	—	107,491	84,014	—	191,521
Deferred income tax liabilities	—	—	16,931	3,141	—	20,072

Total liabilities	6,846	1,285,173	2,558,522	869,929	(2,666,955)	2,053,515

Redeemable non-controlling interests	—	—	—	1,675	—	1,675

Shareholder’s equity	660,792	415,089	602,951	409,212	(1,427,252)	660,792

	$667,638	$1,700,262	$3,161,473	$1,280,816	$(4,094,207)	$2,715,982

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the three months ended January 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$289,951	$278,974	$(127,086)	$441,839

Operating expenses:
Direct costs	—	(19)	(214,539)	(268,197)	127,110	(355,645)
Earnings (loss) from equity accounted investees	(58,120)	10,285	68,852	415	(20,582)	850
General and administration costs	(46)	(1,452)	(13,374)	(5,282)	1,483	(18,671)
Amortization	—	—	(26,001)	(2,700)	—	(28,701)
Restructuring costs	—	(16)	(1,153)	(3,737)	16	(4,890)
Impairment of receivables and funded residual value guarantees	—	—	(464)	—	—	(464)
Impairment of intangible assets	—	—	(1,125)	—	—	(1,125)
Impairment of assets held for sale	—	—	(2,160)	—	—	(2,160)
Impairment of assets held for use	—	—	(4,064)	—	—	(4,064)
Gain (loss) on disposal of assets	—	—	(4,462)	60	—	(4,402)

	(58,166)	8,798	(198,490)	(279,441)	108,027	(419,272)

Operating income (loss)	(58,166)	8,798	91,461	(467)	(19,059)	22,567
Financing income (charges)	(84)	(66,641)	(125,850)	85,137	66,439	(40,999)

Income (loss) from continuing operations before income tax	(58,250)	(57,843)	(34,389)	84,670	47,380	(18,432)

Income tax expense	—	(864)	(23,943)	(20,360)	864	(44,303)

Income (loss) from continuing operations	(58,250)	(58,707)	(58,332)	64,310	48,244	(62,735)

Income from discontinued operations, net of tax	—	—	212	—	—	212

Net income (loss)	$(58,250)	$(58,707)	$(58,120)	$64,310	$48,244	$(62,523)

Net income (loss) attributable to:
Controlling interest	$(58,250)	$(58,707)	$(58,120)	$68,583	$48,244	$(58,250)
Non-controlling interests	—	—	—	(4,273)	—	(4,273)

Net income (loss)	$(58,250)	$(58,707)	$(58,120)	$64,310	$48,244	$(62,523)

Comprehensive income (loss)	$(35,266)	$(34,840)	$(35,136)	$56,667	$7,069	$(41,506)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the nine months ended January 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$839,587	$847,267	$(382,160)	$1,304,694

Operating expenses:
Direct costs	—	(62)	(619,746)	(815,543)	382,222	(1,053,129)
Earnings (loss) from equity accounted investees	(84,195)	7,433	91,112	1,586	(13,249)	2,687
General and administration costs	(234)	(4,268)	(43,657)	(12,268)	4,317	(56,110)
Amortization	—	—	(76,552)	(8,094)	—	(84,646)
Restructuring costs	—	(16)	(2,783)	(5,834)	16	(8,617)
Impairment of receivables and funded residual value guarantees	—	—	(1,036)	—	—	(1,036)
Impairment of intangible assets	—	—	(6,943)	—	—	(6,943)
Impairment of assets held for sale	—	—	(11,457)	—	—	(11,457)
Impairment of assets held for use	—	—	(4,724)	—	—	(4,724)
Gain (loss) on disposal of assets	—	—	(9,107)	88	—	(9,019)

	(84,429)	3,087	(684,893)	(840,065)	373,306	(1,232,994)

Operating income (loss)	(84,429)	3,087	154,694	7,202	(8,854)	71,700
Financing income (charges)	(71)	(84,307)	(204,263)	95,137	84,105	(109,399)

Income (loss) from continuing operations before income tax	(84,500)	(81,220)	(49,569)	102,339	75,251	(37,699)

Income tax recovery (expense)	144	(2,848)	(35,650)	(15,100)	2,848	(50,606)

Income (loss) from continuing operations	(84,356)	(84,068)	(85,219)	87,239	78,099	(88,305)

Income from discontinued operations, net of tax	—	—	1,024	—	—	1,024

Net income (loss)	$(84,356)	$(84,068)	$(84,195)	$87,239	$78,099	$(87,281)

Net income (loss) attributable to:
Controlling interest	$(84,356)	$(84,068)	$(84,195)	$90,164	$78,099	$(84,356)
Non-controlling interests	—	—	—	(2,925)	—	(2,925)

Net income (loss)	$(84,356)	$(84,068)	$(84,195)	$87,239	$78,099	$(87,281)

Comprehensive income (loss)	$(71,377)	$(69,689)	$(71,216)	$75,057	$62,422	$(74,803)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Cash Flows for the nine months ended January 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(4,594)	$(128,195)	$30,234	$(51,923)	$128,195	$(26,283)

Financing activities:
Increase in deferred financing costs relating to the notes	—	(3,793)	(3,793)	—	3,793	(3,793)
Sold interest in accounts receivable, net of collections	—	—	—	(6,021)	—	(6,021)
Proceeds from issuance of senior secured notes	—	202,000	202,000	—	(202,000)	202,000
Long-term debt proceeds	—	752,144	812,449	—	(752,144)	812,449
Long-term debt repayments	—	(805,000)	(817,594)	—	805,000	(817,594)
Long-term intercompany flow - issuance of debt	—	—	(1,821)	1,821	—	—

Cash provided by (used in) financing activities	—	145,351	191,241	(4,200)	(145,351)	187,041

Investing activities:
Property and equipment additions	—	—	(298,556)	(20,002)	—	(318,558)
Proceeds from disposal of property and equipment	—	—	207,863	33	—	207,896
Aircraft deposits net of lease inception refunds	—	—	(49,517)	—	—	(49,517)
Restricted cash	—	—	(1,364)	3,771	—	2,407
Distributions from equity investments	—	—	745	—	—	745

Cash used in investing activities	—	—	(140,829)	(16,198)	—	(157,027)

Cash provided by (used in) continuing operations	(4,594)	17,156	80,646	(72,321)	(17,156)	3,731

Cash provided by (used in) discontinued operations:
Cash provided by operating activities	—	—	1,024	—	—	1,024
Cash used in financing activities	—	—	(1,024)	—	—	(1,024)

Cash provided by (used in) discontinued operations	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(715)	757	—	42

Change in cash and cash equivalents during the period	(4,594)	17,156	79,931	(71,564)	(17,156)	3,773

Cash and cash equivalents, beginning of the period	196	(6,771)	41,032	14,319	6,771	55,547

Cash and cash equivalents, end of the period	$(4,398)	$10,385	$120,963	$(57,245)	$(10,385)	$59,320

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the three months ended January 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$284,833	$263,607	$(141,507)	$406,933

Operating expenses:
Direct costs	—	1,189	(221,656)	(254,872)	141,970	(333,369)
Earnings from equity accounted investees	(38,235)	(74,712)	(77,461)	146	190,683	421
General and administration costs	(100)	(2,749)	(6,055)	(10,201)	1,074	(18,031)
Amortization	—	—	(25,970)	(2,389)	—	(28,359)
Restructuring costs	—	—	(3,342)	(386)	—	(3,728)
Impairment of receivables and funded residual value guarantees	—	—	(208)	—	—	(208)
Impairment of intangible assets	—	—	(887)	—	—	(887)
Recovery (impairment) of assets held for sale	—	—	(951)	29	—	(922)
Gain (loss) on disposal of assets	—	—	(2,332)	1,537	—	(795)

	(38,335)	(76,272)	(338,862)	(266,136)	333,727	(385,878)

Operating loss	(38,335)	(76,272)	(54,029)	(2,529)	192,220	21,055
Financing income (charges)	10	41,283	31,907	(79,115)	(41,374)	(47,289)

Loss from continuing operations before income tax	(38,325)	(34,989)	(22,122)	(81,644)	150,846	(26,234)

Income tax recovery (expense)	—	(1,206)	(14,897)	4,294	1,206	(10,603)

Loss from continuing operations	(38,325)	(36,195)	(37,019)	(77,350)	152,052	(36,837)

Loss from discontinued operations, net of tax	—	—	(1,216)	—	—	(1,216)

Net loss	(38,325)	(36,195)	(38,235)	(77,350)	152,052	(38,053)

Net income (loss) attributable to:
Controlling interest	(38,325)	(36,195)	(38,235)	(77,622)	152,052	(38,325)
Non-controlling interests	—	—	—	272	—	272

Net loss	$(38,325)	$(36,195)	$(38,235)	$(77,350)	$152,052	$(38,053)

Comprehensive loss	$(74,758)	$(71,139)	$(74,668)	$(89,829)	$235,732	$(74,662)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the nine months ended January 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$822,330	$834,737	$(417,485)	$1,239,582

Operating expenses:
Direct costs	—	—	(634,748)	(797,746)	419,138	(1,013,356)
Earnings from equity accounted investees	(58,542)	(80,112)	(74,776)	659	214,413	1,642
General and administration costs	(333)	33,404	(9,736)	(35,694)	(35,124)	(47,483)
Amortization	—	—	(73,189)	(7,702)	—	(80,891)
Restructuring costs	—	—	(15,203)	(409)	—	(15,612)
Impairment of receivables and funded residual value guarantees	—	—	(161)	—	—	(161)
Impairment of intangible assets	—	—	(2,712)	—	—	(2,712)
Impairment of assets held for sale	—	—	(11,874)	(680)	—	(12,554)
Gain on disposal of assets	—	—	1,399	1,547	—	2,946

	(58,875)	(46,708)	(821,000)	(840,025)	598,427	(1,168,181)

Operating income (loss)	(58,875)	(46,708)	1,330	(5,288)	180,942	71,401
Financing charges	(22)	(6,988)	(52,712)	(58,083)	6,734	(111,071)

Loss from continuing operations before income tax	(58,897)	(53,696)	(51,382)	(63,371)	187,676	(39,670)

Income tax recovery (expense)	779	(2,376)	2,368	(1,265)	2,376	1,882

Loss from continuing operations	(58,118)	(56,072)	(49,014)	(64,636)	190,052	(37,788)

Loss from discontinued operations, net of tax	—	—	(9,528)	—	—	(9,528)

Net loss	(58,118)	(56,072)	(58,542)	(64,636)	190,052	(47,316)

Net income (loss) attributable to:
Controlling interest	(58,118)	(56,072)	(58,542)	(75,438)	190,052	(58,118)
Non-controlling interests	—	—	—	10,802	—	10,802

Net loss	$(58,118)	$(56,072)	$(58,542)	$(64,636)	$190,052	$(47,316)

Comprehensive loss	$(131,231)	$(125,448)	$(131,655)	$(91,211)	$357,351	$(122,194)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Cash Flows for nine months ended January 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(28,913)	$(176,183)	$88,002	$(59,339)	$176,183	$(250)

Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	42,657	—	42,657
Long-term debt proceeds	—	600,000	600,000	—	(600,000)	600,000
Long-term debt repayments	—	(530,000)	(565,743)	—	530,000	(565,743)
Long-term intercompany flow - issuance of debt	(51,501)	51,501	51,501	—	(51,501)	—
Proceeds from issuance of capital stock	80,000	—	—	—	—	80,000

Cash provided by financing activities	28,499	121,501	85,758	42,657	(121,501)	156,914

Investing activities:
Property and equipment additions	—	—	(225,436)	(27,612)	—	(253,048)
Proceeds from disposal of property and equipment	—	—	165,232	6	—	165,238
Aircraft deposits net of lease inception refunds	—	—	(59,360)	—		(59,360)
Restricted cash	—	—	536	(13,514)	—	(12,978)
Distributions from equity investments	—	—	936	—	—	936

Cash used in investing activities	—	—	(118,092)	(41,120)	—	(159,212)

Cash provided by (used in) continuing operations	(414)	(54,682)	55,668	(57,802)	54,682	(2,548)

Cash provided by (used in) discontinued operations:
Cash flows used in operating activities	—	—	(1,695)	—	—	(1,695)
Cash flows provided by financing activities	—	—	1,695	—	—	1,695

Cash provided by (used in) discontinued operations	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(15,715)	(3,984)	—	(19,699)

Change in cash and cash equivalents during the year	(414)	(54,682)	39,953	(61,786)	54,682	(22,247)

Cash and cash equivalents, beginning of the year	28	2,692	15,016	53,877	(2,692)	68,921

Cash and cash equivalents, end of the year	$(386)	$(51,990)	$54,969	$(7,909)	$51,990	$46,674

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto as well as our annual audited financial statements for the fiscal year ended April 30, 2012, the notes thereto, and the MD&A related thereto included in Amendment No. 1 to our Registration Statement Form S-4 which was filed with the SEC on November 9, 2012. In the discussion that follows, the term “current year quarter and prior year quarter” and “current year period and prior year period” refers to the three and nine months ended January 31, 2013 and 2012, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified under Part II, Item 1A “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and those identified in the “Risk Factor” sections of Amendment No. 1 to our Registration Statement on Form S-4 which was filed with the SEC on November 9, 2012 and our Annual Report on Form 10-K which was filed with the SEC on July 11, 2012. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data” below.

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

We have chosen to include segment EBITDAR (adjusted) as we consider this measure to be a significant indicator of our financial performance and use this measure to assist us in allocating available capital resources. Segment EBITDAR (adjusted), which is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total segment revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administration expenses. Segment EBITDAR (adjusted) also excludes restructuring costs, impairment of receivables and funded residual value guarantees, impairment of intangible assets, impairment of assets held for use, impairment of assets held for sale, gain (loss) on disposal of assets and goodwill impairment if any. These items are significant components to understanding and assessing financial performance and liquidity. For additional information about our segment revenue and segment EBITDAR (adjusted), including a reconciliation of these measures to our consolidated financial statements, see Note 19 of the consolidated financial statements for the three and nine months ended January 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview of Business

We are a world leading commercial operator of medium and heavy helicopters, providing mission-critical services to the offshore oil and gas industry and SAR and EMS to government agencies. We believe the services we provide to the oil and gas industry are critical for the continued production of hydrocarbons from existing offshore oil and gas platforms and the exploration and development of new oil fields, while our SAR and EMS are crucial for saving lives. In addition, our MRO segment, Heli-One is a world leading commercial provider of helicopter support services, with offerings that include MRO, integrated logistics support and the complete outsourcing of all maintenance activities for helicopter operators. Heli-One services our own flight operations as well as third party customers around the world.

Through our subsidiaries and predecessor companies, we have been providing helicopter services for over 60 years, covering most major offshore oil and gas producing regions of the world. Our major operations are in Norway, the United Kingdom, Ireland, the Netherlands, Australia, Brazil, Canada and Africa. We earn the majority of our revenue from helicopter transportation services for the oil and gas industry, SAR and EMS activities and MRO services.

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

The two operating segments are as follows:

Helicopter Services:

•

Helicopter Services consists of flying operations in the Eastern North Sea, Western North Sea, the Americas, the Australasia region and the Africa-Euro Asia region serving the offshore oil and gas, SAR, EMS and other industries. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes the United Kingdom, Ireland and the Netherlands. The Americas is comprised of Brazil and North and South American countries. The Australasia region includes Australia and Southeast Asian countries and the Africa-Euro Asia region includes Nigeria, Kazakhstan, Turkey, Mozambique, Tanzania and other African and European countries.

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

Our MRO business is subject to economic cycles. Although aircraft maintenance is mandatory, during difficult economic times, many of our customers may cut maintenance expenditures by reducing flying hours and deferring certain expenditures.

We have seen growing confidence amongst our customers, which has led to increased spending and improvement in many metrics reflected in our fiscal 2012 and 2013 financial performance. We are cautiously optimistic that improvements will continue through the remainder of fiscal 2013. We are continuing to see growth in the offshore production as new technology has allowed oil and gas companies to continue exploration and drilling farther offshore. To remain competitive and to service existing and new contracts in this industry, older aircraft in the fleet must be replaced with new aircraft technology to meet customers’ changing demands. The industry is constrained by the pace at which it renews its fleet due to the limited supply of new technology aircraft and the secondary market for aircraft resales. To address these constraints, we have continued efforts to secure commitments to obtain new technology aircraft to support our future growth.

At January 31, 2013, we have commitments to purchase 27 aircraft with the delivery of these aircraft beginning in the fourth quarter fiscal 2013 and continuing through to fiscal 2017. These aircraft will be purchased outright or financed through leases.

Australia, Norway, the U.K., Brazil and Nigeria and other countries in the Africa-Euro Asia region continue to be important growth areas for us due to an increase in oil and gas activity. In October 2012, we received our Nigerian air operating certificate and are in the process of setting up our interim base. We believe Nigeria is a growing market due to the number of deep water oil-and-gas discoveries.

Heli-One, our MRO operation is continuing to grow its third-party business with additional contract wins in the U.K., Europe, Brazil, and Southeast Asia. To further support the growth of the MRO business and expand our global footprint, we have opened an additional MRO facility in Poland and will be expanding to Brazil in fiscal 2014. The MRO operation is also reviewing its global inventory management processes and implementing a number of lean process techniques to continue to drive efficiencies in the workshops and our supply chain. In November 2012, we reached a key milestone in our broad transformation initiatives as we turned on our new integrated MRO system. The system will support future growth as it replaces a number of legacy systems, creates improved productivity and standardizes processes across our worldwide MRO operations. As part of our continued growth and support of our supply chain for helicopter parts, we entered into a $100 million inventory purchase commitment over a three-year period during the third quarter.

We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout the nine months ended January 31, 2013, our primary foreign currency exposures were related to the Norwegian Kroner, Euro, British pound sterling, Canadian dollar and Australian dollar. For details on this exposure and the related impact on our results of operations, see Part I, Item 3 “Quantitative and qualitative disclosures about market risk” included elsewhere in this Quarterly Report on Form 10-Q.

To further support our growth, we continue with our broad transformation program. The program includes transformative thinking and technology to achieve cost efficiencies through the global standardization of processes and restructuring of the organization to allow us to continue to reshape our earnings and cash flows. Together, these qualities allow us to maximize our value proposition to our customers – allowing them to go further, do more, and come home safely. The transformation program looks at all major aspects of our operations and includes a number of work streams, each including many initiatives.

The transformation program is progressing in accordance with our plan as we continue to consolidate, standardize and enhance our capabilities, tools, processes and systems. As of January 31, 2013, we achieved milestones including the standardization of key performance indicators, detailed reviews of operations in key bases in the Netherlands, Eastern and Western North Sea and Brazil, the opening of the centralized Integrated Operations Center near Dallas, Texas, and the opening of our new MRO facility in Poland. In November 2012, we also turned on our new integrated MRO system, which will standardize our global processes and support future growth in MRO Operations. We are proceeding with our plans to further implement global systems to further enhance operations such as pilot and line maintenance scheduling and to enhance our supply chain and inventory management processes.

Recent Developments

On October 22, 2012, one of our EC225 helicopters was forced to make a controlled water landing in the North Sea. The aircraft that made the controlled water landing was fully insured and has been recovered. There were no reported injuries to any of the 19 passengers and crew, and no uninsured losses to third-party property.

The UK Air Accidents Investigation Branch (AAIB) issued a special bulletin with a preliminary determination about the cause of the incident. (See http://www.aaib.gov.uk/publications/special_bulletins/s6_2012___ec225_lp_super_puma__g_chcn.cfm). Neither the foregoing website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Quarterly Report on Form 10-Q. The AAIB’s primary finding is that the failure of the main gearbox and emergency lubrication systems in this incident mirror those related to a controlled water landing of another EC225 (Bond Helicopter’s G-REDW) on May 10, 2012. Namely, that a bevel vertical gear shaft driving the main gear box oil pumps failed. With this significant information, the European Helicopter Operators Committee (EHOC) and UK Helicopter Safety Steering Group (HSSG) – variously representing major oil-and-gas helicopter operators, oil and gas companies, employee unions and other groups – reconvened on October 25, 2012, with the following outcome: Flights using EC225 aircraft and other Super Puma aircraft with the same type of bevel vertical gear shafts will remain on hold worldwide pending more information and a plan to assure their airworthiness. The UK and Norwegian Civil Aviation Authorities have since issued operational directives prohibiting the use of the new vertical bevel gear shaft for offshore transport.

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

Fleet

As of January 31, 2013, our fleet was comprised of the following aircraft:

Aircraft Type:	Total
Medium
Sikorsky S76C+	22
Sikorsky S76C++	23
Sikorsky S76A/B/C	24
Eurocopter EC135/145/155	6
Eurocopter AS365 series	12
Bell 412	12
Bell 212	1
Agusta AW139	35

135
Heavy
Eurocopter Super Puma series	44
Eurocopter 225	31
Sikorsky S92A	37
Sikorsky S61N	5

117

TOTAL AIRCRAFT	252

RESULTS OF OPERATIONS

The Three Months Ended January 31, 2013 Compared to the Three Months Ended January 31, 2012

Consolidated Results Summary

For the quarter ended January 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Helicopter Services (i)	$410,950	$375,306	$35,644	9.5%
MRO	29,469	30,410	(941)	(3.1)%
Corporate and other	1,420	1,217	203	16.7%

Total revenue	441,839	406,933	34,906	8.6%

Direct costs (ii)	(303,482)	(287,501)	(15,981)	(5.6)%
Aircraft lease and associated costs	(52,163)	(45,868)	(6,295)	(13.7)%

Total direct costs	($355,645)	($333,369)	($22,276)	(6.7)%

Flying hours	39,462	45,482	(6,020)	(13.2)%
# of aircraft	252	260	(8)	(3.1)%

(i)	Includes revenue from the customer reimbursement of fuel costs of $23.3 million for the three months ended January 31, 2013 and $24.3 million for the three months ended January 31, 2012.
(ii)	Includes $24.2 million in fuel costs for the three months ended January 31, 2013, and $25.1 million for the three months ended January 31, 2012.

Consolidated Results of Operations

Revenue

Revenue increased by $34.9 million to $441.8 million compared to the prior year quarter. Helicopter Services revenue increased by $35.6 million, due primarily to new flying contracts in the Americas, Australasia and the North Sea. These revenue increases were offset by a decrease in the Africa-Euro Asia region. The Americas contributed an additional $21.1 million in revenues, due primarily to new contracts for heavy helicopters in Brazil. Australasia contributed an additional $17.3 million due primarily to new contracts combined with higher flying hours in Australia. The increase in Australia was offset by a net decrease in Southeast Asia due to a reduction in flying hours and expired contracts. The North Sea contributed additional revenues of $6.9 million, due primarily to an increase in oil and gas activity resulting in new contracts and an increase in flying hours from existing contracts. These increases in the North Sea’s revenue were offset by a decrease from a lost contract in Denmark and an expired contract in Norway. Africa-Euro Asia’s revenues decreased by $9.8 million due primarily to a reduction in flying hours in Nigeria and Chad offset by revenue increases in Mozambique and Tanzania from an increase in oil and gas activities that generated new contracts. In Nigeria, we exited our relationship with our previous partner and are in the process of transitioning to our new partners. In October 2012, we received our air operating certificate for Nigeria and we are proceeding with the set-up of our interim base. In Chad, the fixed-wing aircraft sold in the fourth quarter of fiscal 2012 resulted in no flying hours in the current year quarter.

MRO revenue decreased by $0.9 million due primarily to a decrease in third-party PBH and components revenue, offset by an increase in third-party airframe work due to the timing in the completion of projects.

Direct Costs

For the three months ended January 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Crew costs	($110,465)	($99,829)	($10,636)	(10.7)%
Base and operations and other costs	(87,469)	(89,635)	2,166	2.4%
Maintenance	(65,733)	(60,208)	(5,525)	(9.2)%
Support costs	(39,815)	(37,829)	(1,986)	(5.2)%

	($303,482)	($287,501)	($15,981)	(5.6)%

Direct costs increased by $16.0 million to $303.5 million compared to the prior year quarter. The increase in direct costs was due primarily to an increase in crew, maintenance and support costs, partially offset by a decrease in base and operations and other costs.

Crew costs, including salary, benefits, training and recruitment, increased by $10.6 million to $110.5 million compared to the prior year quarter. Crew costs have increased due primarily to the hiring of additional crew for new and existing contracts in Brazil, Australia, the Western North Sea and the Africa-Euro Asia region. These increases were partially offset by a decrease in crew costs in Chad due to the sale of the fixed-wing aircraft, and a lost contract in Denmark.

Maintenance costs increased by $5.5 million to $65.7 million compared to the prior year quarter due primarily to a net increase in flying hours from new and existing contracts in Australia and the Western North Sea.

Aircraft Lease and Associated Costs

Aircraft leasing costs increased by $6.3 million to $52.2 million, due primarily to an increase in the new technology aircraft operating leases entered into during the current year quarter, which have a higher lease cost. We are acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

Impairment of Assets Held For Use

Impairment of assets held for use is related to the Corporate and other segment and increased to $4.1 million compared to the prior year quarter due to an aircraft type that we will be exiting once all of the aircraft have completed their flying obligations.

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets increased by $3.6 million to $4.4 million compared to the prior year quarter due solely to the loss on the sale of aircraft in the current year quarter.

Interest on Long-Term Debt

Interest on long-term debt has increased by $4.9 million to $34.0 million compared to the prior year quarter due primarily to the interest accrued on the additional $200.0 million of senior secured notes issued on October 5, 2012.

Foreign Exchange Gain (Loss)

Foreign exchange loss has decreased by $14.3 million to a gain of $3.9 million compared to the prior year quarter due primarily to the revaluation of net liability positions denominated in U.S. dollars in entities with Norwegian Kroner and Euro functional currencies.

Other Financing Charges

Other financing charges increased by $3.1 million to $10.9 million compared to the prior year quarter. The increase in financing charges is due primarily to an increase in overdraft interest expense.

Income Tax Expense

Income tax expense increased by $33.7 million to $44.3 million compared to the prior year quarter. The effective tax rate for the current year period is (240.4%) compared to (40.4%) in the prior year period. The below table provides a breakdown of the items which caused the change in tax expense between the current year quarter and prior year quarter:

In millions of US dollars	(Increase) Decrease in tax expense	Effective tax rate
Income tax expense at January 31, 2012	($10.6)	(40.4%)
Change in tax recovery calculated at statutory rate	(2.3)
Valuation allowance	(30.1)
Non-deductible items	(4.6)
Functional currency adjustments	2.8
Rate differences in various jurisdictions and other	0.5

Income tax expense at January 31, 2013	($44.3)	(240.4%)

The increase in the income tax expense as compared to the prior year quarter was due primarily to an increase in the valuation allowance taken against deferred tax assets in certain jurisdictions, an increase in non-deductible items offset by a decrease in functional currency adjustments.

The increase in valuation allowance compared to the prior year quarter was due to a change in our assessment of the future realization of certain tax assets in the current year quarter. This resulted in a net increase in the valuation allowance of $30.1 million. Of the net increase in the valuation allowance, approximately $28.4 million was primarily related to deferred tax assets in the U.S., Australia, the Netherlands and Norway. The non-deductible items increased by $4.6 million due to an increase in non-deductible interest expense and general and administration expenses in certain jurisdictions. The income tax expense calculated at the statutory rate increased by $2.3 million due to the decrease in net loss before tax in the current year quarter. The income tax expense decreased by $2.8 million due to functional currency adjustments from foreign currency gains related to tax balances denominated in Norwegian Kroner, Euro and Canadian dollars in entities with a U.S. dollar functional currency.

Non-Controlling Interest

Net loss allocated to non-controlling interest increased by $4.5 million to $4.3 million, due primarily to a decrease in net earnings in EEA Helicopters Operations B.V. (“EHOB”).

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

Helicopter Services

For the three months ended January 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Third-party revenue	$410,950	$375,306	$35,644	9.5%
Internal revenue	1,498	2,667	(1,169)	(43.8)%

Total revenue	412,448	377,973	34,475	9.1%
Direct costs	(290,357)	(269,900)	(20,457)	(7.6)%
Earnings from equity accounted investees	850	421	429	101.9%

Segment EBITDAR (adjusted)	$122,941	$108,494	$14,447	13.3%
Segment EBITDAR (adjusted) Margin	29.8%	28.7%	1.1%	3.8%
Flight Hours	39,462	42,723	(3,261)	(7.6)%
# of Aircraft	252	260	(8)	(3.1)%
Aircraft lease and associated costs	($52,163)	($45,868)	($6,295)	(13.7)%

Helicopter Services segment EBITDAR (adjusted) has increased by $14.4 million to $122.9 million compared to the prior year quarter. The increase in segment EBITDAR (adjusted) was due primarily to the Americas, Australasia and the North Sea partially offset by a decrease in the Africa-Euro Asia region. America’s segment EBITDAR (adjusted) increased by $10.1 million due primarily to additional margins from new heavy helicopter contracts in Brazil and improved aircraft and crew availability. Australasia’s segment EBITDAR (adjusted) increased by $4.8 million due primarily to Australia from margins on new contracts combined with higher flying hours. The increased margins in Australia are partially offset by higher crew, overtime and training costs to support the new contracts. Segment EBITDAR (adjusted) also decreased in Southeast Asia from a combination of decreased flying hours and expired contracts. The North Sea’s segment EBITDAR (adjusted) increased by $6.8 million due primarily to margins from an increase in oil and gas activities that resulted in new contracts and an increase in margins from additional flying hours on existing contracts. These increases in the North Sea’s segment EBITDAR (adjusted) were offset by decreases in segment EBITDAR (adjusted) from a lost contract in Denmark and an expired contract in Norway. These increases in Helicopter Services’ segment EBITDAR (adjusted) are offset by a decrease in Africa-Euro Asia’s segment EBITDAR (adjusted) of $7.1 million. Africa-Euro Asia’s segment EBITDAR (adjusted) decreased due primarily to Nigeria where we are continuing to incur costs while we transition to our new operations and Chad where we sold our fixed wing operations in the latter half of fiscal 2012. The Nigerian air operating certificate (“AOC”) was received in October 2012 and we are proceeding with our interim base set-up. These decreases were partially offset by the margins from new contracts generated from an increase in oil and gas activities in Mozambique and Tanzania.

Aircraft leasing costs increased by $6.3 million to $52.2 million, due primarily to an increase in the new technology aircraft operating leases entered into during the current year quarter, which have a higher lease cost. We are acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

MRO

For the three months ended January 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Third party revenue	$29,469	$30,410	$(941)	(3.1)%
Internal Revenue	69,834	64,387	5,447	8.5%

Total Revenue	99,303	94,797	4,506	4.8%
Direct Costs	(81,510)	(80,272)	(1,238)	(1.5)%

Segment EBITDAR (adjusted)	$17,793	$14,525	$3,268	22.5%
Segment EBITDAR (adjusted) Margin	17.9%	15.3%	2.6%	17.0%

MRO generates the majority of its revenue by supporting the internal flying operations. Services to third parties represent 29.7% of the total revenues. Segment EBITDAR (adjusted) increased by $3.3 million to $17.8 million compared to the prior year quarter due primarily to increased margins from internal PBH partially offset by a decrease in non-PBH revenues due to the timing of completion of airframe, component and engine projects. Segment EBITDAR (adjusted) increased by $4.9 million from higher margins earned on internal PBH revenues and lower PBH costs due to the timing of maintenance events relative to the revenue growth. This resulted in a favorable margin impact of 3.9%. Segment EBITDAR (adjusted) for non-PBH revenues decreased by $3.7 million during the current year quarter due to timing in the completion of projects which had an unfavorable impact to the segment EBITDAR (adjusted) margin of 2.9%. Support costs were also lower in the current year quarter by $2.5 million with a favorable margin impact of 2.0% due to a decrease in consulting costs.

The Nine Months Ended January 31, 2013 Compared to the Nine Months Ended January 31, 2012

Consolidated Results Summary

For the nine months ended January 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Helicopter Services (i)	$1,203,471	$1,131,879	$71,592	6.3%
MRO	96,503	103,707	(7,204)	(6.9)%
Corporate and other	4,720	3,996	724	18.1%

Total revenue	1,304,694	1,239,582	65,112	5.3%

Direct costs (ii)	(903,739)	(884,388)	(19,351)	(2.2)%
Aircraft lease and associated costs	(149,390)	(128,968)	(20,422)	(15.8)%

Total direct costs	($1,053,129)	($1,013,356)	($39,773)	(3.9)%

Flying hours	125,225	131,245	(6,020)	(4.6)%
# of aircraft	252	260	(8)	(3.1)%

(i)	Includes revenue from the customer reimbursement of fuel costs of $76.8 million for the nine months ended January 31, 2013 and $73.3 million for the nine months ended January 31, 2012.
(ii)	Includes $78.6 million in fuel costs for the nine months ended January 31, 2013 and $75.9 million for the nine months ended January 31, 2012.

Consolidated Results of Operations

Revenue

Revenue increased by $65.1 million to $1,304.7 million compared to the prior year period. Helicopter Services revenue increased by $71.6 million due primarily to new flying contracts in the Americas, Australasia and the Western North Sea. These increases in revenue were partially offset by revenue decreases in the Eastern North Sea and Africa-Euro Asia. The Americas contributed an additional $65.3 million in revenues, due primarily to new contracts for heavy helicopters in Brazil. Australasia contributed an additional $35.2 million due primarily to new contracts, higher flying hours and deployment of all aircraft under a heavy helicopter contract for the current year period in Australia. These revenue increases were partially offset by decreases in Southeast Asia due to a reduction in flying hours and expired contracts. The Western North Sea contributed additional revenues of $13.5 million, due primarily to an increase in oil and gas activity resulting in new contracts in the current year period. The increase in the Western North Sea’s revenue was offset by a lost contract in Denmark. Eastern North Sea’s revenues decreased by $28.4 million due primarily to a contract expiry and a decrease in ad hoc flying hours partially offset by new contract revenues in the current year period. Revenues also decreased by $14.0 million in the Africa-Euro Asia region due primarily to lower flying hours in Nigeria, Chad and Turkey, partially offset by new contracts from an increase in oil and gas activity in Mozambique and Tanzania. Nigeria had a decrease in flying hours as we are transitioning to a new partner. In October 2012, we received our air operating certificate for Nigeria and are proceeding with the set-up of our interim base. Chad’s revenues decreased as there were no flying hours in the current year period as the fixed-wing aircraft were sold in the latter half of fiscal 2012. Turkey’s revenues also decreased due to a contract expiry.

MRO revenue decreased by $7.2 million due primarily to the timing of third-party airframe, components, and engine work where the related revenues are deferred until the completion of the projects. Third-party PBH revenue was also lower in the current year period.

Direct Costs

For the nine months ended January 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Crew costs	($320,438)	($302,512)	($17,926)	(5.9)%
Base and operations and other costs	(272,726)	(273,746)	1,020	0.4%
Maintenance	(190,817)	(193,881)	3,064	1.6%
Support costs	(119,758)	(114,249)	(5,509)	(4.8)%

	($903,739)	($884,388)	($19,351)	(2.2)%

Direct costs increased by $19.4 million to $903.7 million compared to the prior year period. The increase in direct costs was due primarily to an increase in crew and support costs partially offset by a decrease in maintenance.

Crew costs increased by $17.9 million to $320.4 million compared to the prior year period. The increase was due primarily to additional crew costs for new and existing contracts in Brazil, Australia, UK and Mozambique. These increases were partially offset by a decrease in Nigeria due to a reduction in flying hours and the sale of the fixed wing aircraft in Chad. In addition, we had decreases in crew costs due to lost and expired contracts in Denmark, Norway and Turkey.

Maintenance costs decreased by $3.1 million to $190.8 million compared to the prior year period due primarily to a decrease in the maintenance costs on leased aircraft that will be returned.

Support costs increased by $5.5 million to $119.8 million compared to the prior year period due primarily to an increase in costs to support the centralized flying operations center and consulting costs.

General and Administration Costs

General and administration costs included in the results of the Corporate and other segment increased by $8.6 million to $56.1 million compared to the prior year period. The increase is due primarily to information technology costs and personnel support costs, partially offset by a decrease in reported insurance claims. Information technology costs have increased as we incurred more training and consulting costs to support the go-live of the new integrated MRO system in November 2012 and to support other new global systems that are being implemented as part of the broad transformation initiative. Personnel support costs have increased due primarily to compensation costs where vacant roles have been filled.

Aircraft Lease and Associated Costs

Aircraft leasing costs increased by $20.4 million to $149.4 million, due primarily to the conversion of a number of capital leases to operating leases as part of the refinancing activities in fiscal 2012 and an increase in new technology aircraft additions that have higher lease costs. We are acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

Amortization

Amortization expense increased by $3.8 million to $84.6 million due primarily to an increase in rotables to service new technology aircraft.

Restructuring Costs

Restructuring costs decreased by $7.0 million to $8.6 million compared to the prior year period as there has been a decrease in the consulting costs incurred as part of the transformation program offset by higher severance costs in the current year period. Of the current year restructuring costs, $5.8 million related to the Corporate and other segment, $1.4 million related to the MRO segment and $1.4 million was related to the Helicopter Services segment.

Impairment of Assets Held For Use

Impairment of assets held for use is related to the Corporate and other segment and has increased to $4.7 million compared to the prior year period due to two aircraft types we will be exiting once all the aircraft have completed their flying obligations.

Impairment of Intangible Assets

Impairment of intangible assets related to the Corporate and other segment has increased by $4.2 million to $6.9 million compared to the prior year period as impairment of embedded equity recognized on the leased aircraft was higher.

Gain (Loss) on Disposal of Fixed Assets

Gain on disposal of fixed assets decreased by $12.0 million to a loss of $9.0 million compared to the prior year period. The gain on disposal of fixed assets has decreased as there was a $3.7 million gain on the sale of a building recognized in the prior year period that did not recur. The remaining $8.3 million relates to losses on the sale of aircraft in the current year period.

Interest on Long-Term Debt

Interest on long-term debt has increased by $4.7 million to $93.9 million compared to the prior year period due primarily to the interest accrued on the additional $200.0 million of senior secured notes issued on October 5, 2012. This increase was partially offset by a decrease in the interest on capital lease obligations from the refinancing of leases.

Foreign Exchange Gain (Loss)

Foreign exchange loss has decreased by $14.8 million to a gain of $7.0 million compared to the prior year period due primarily to the revaluation of net liability positions denominated in U.S. dollars in entities with Norwegian Kroner and Euro functional currencies.

Other Financing Charges

Other financing charges increased by $8.4 million to $22.5 million compared to the prior year period. The increase in financing charges is due primarily to an increase in overdraft interest expenses and banking fees.

Income Tax Recovery (Expense)

Income tax recovery decreased by $52.5 million to an income tax expense of $50.6 million compared to the prior year period. The effective tax rate for the current year period is (134.2%) compared to 4.7% in the prior year period. The below table provides a breakdown of the items which caused the change in tax recovery between the current year period and the prior year period:

In millions of US dollars	Increase (decrease) in tax recovery	Effective tax rate
Income tax recovery at January 31, 2012	$1.9	4.7%
Change in tax recovery calculated at statutory rate	(0.6)
Valuation allowance	(59.0)
Non-deductible items	(3.6)
Functional currency adjustments	9.3
Rate differences in various jurisdictions and other	1.4

Income tax expense at January 31, 2013	($50.6)	(134.2%)

The decrease in the income tax recovery as compared to the prior year period was due primarily to an increase in the valuation allowance taken against deferred tax assets in certain jurisdictions, an increase in non-deductible items offset by an increase in functional currency adjustments.

The increase in valuation allowance compared to the prior year period was due to a change in our assessment of the future realization of certain tax assets in the current year period, which resulted in a net increase in the valuation allowance of $59.0 million. Of this amount, $28.4 million was primarily in relation to deferred tax assets in the U.S., Australia, the Netherlands and Norway in the current year quarter. The non-deductible items increased by $3.6 million due to an increase in non-deductible interest expense and general and administration expenses in certain jurisdictions. Other items including the tax rate differences of various jurisdictions and the restructure of intercompany debt created non-taxable income, which has decreased the income tax expense by $1.4 million. The income tax expense decreased by $9.3 million due to functional currency adjustments from foreign currency gains related to tax balances denominated in Norwegian Kroner, Euro and Canadian dollars in entities with a U.S. dollar functional currency.

Non-Controlling Interest

Net earnings allocated to non-controlling interest decreased by $13.7 million to a net loss of $2.9 million, due primarily to a decrease in net earnings in EEA Helicopters Operations B.V. (“EHOB”).

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

Helicopter Services

For the nine months ended January 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Third party revenue	$1,203,471	$1,131,879	$71,592	6.3%
Internal revenue	3,635	4,916	(1,281)	(26.1)%

Total revenue	1,207,106	1,136,795	70,311	6.2%
Direct costs	(863,298)	(827,255)	(36,043)	(4.4)%
Earnings from equity accounted investees	2,687	1,642	1,045	63.6%

Segment EBITDAR (adjusted)	$346,495	$311,182	$35,313	11.3%
Segment EBITDAR (adjusted) Margin	28.7%	27.4%	1.3%	4.7%
Flight Hours	125,225	131,245	(6,020)	(4.6)%
# of Aircraft	252	260	(8)	(3.1)%
Aircraft lease and associated costs	($149,390)	($128,968)	($20,422)	(15.8)%

Helicopter Services segment EBITDAR (adjusted) increased by $35.3 million to $346.5 million compared to the prior year period. The increase in segment EBITDAR (adjusted) was due primarily to the Americas, Australasia and the Western North Sea, partially offset a decrease by the Eastern North Sea and the Africa-Euro Asia region. Americas’ segment EBITDAR (adjusted) increased by $27.9 million due primarily to new heavy helicopter contracts in Brazil and improved aircraft and crew availability. Australasia’s segment EBITDAR (adjusted) increased by $8.5 million due primarily to Australia from margins on new contracts, an increase in flying hours and the deployment of all aircraft under a heavy helicopter contract for the current year period. The increased margins in Australia are partially offset by higher crew, overtime and training costs to support the new contracts. The increase in Australia is partially offset by a decrease in Southeast Asia due to expired contracts and a decrease in flying hours. The Western North Sea’s segment EBITDAR (adjusted) increased by $7.5 million due primarily to an increase in oil and gas activities, resulting in margins from new contracts and an increase in flying hours. These increases in the Western North Sea’s segment EBITDAR (adjusted) were offset by a decrease in Denmark due to a lost contract. These increases in segment EBITDAR (adjusted) are partially offset by decreases in the Eastern North Sea of $5.1 million and the Africa-Euro Asia region of $3.0 million. The Eastern North Sea’s segment EBITDAR (adjusted) decreased as margins from new contracts and higher flying hours from existing contracts did not fully offset the impact from a contract expiry. Africa-Euro Asia’s segment EBITDAR (adjusted) decreased due primarily to Nigeria, where we are continuing to incur costs while we transition to our new operations, and Chad, where we sold our fixed wing operations in the latter half of fiscal 2012. The Nigerian air operating certificate was received in October 2012 and we are proceeding with the set-up of our interim base. These decreases were partially offset by the margins from new contracts generated from an increase in oil and gas activities in Mozambique, Tanzania and Kazakhstan.

Aircraft leasing costs increased by $20.4 million to $149.4 million, due primarily to the conversion of a number of capital leases to operating leases as part of the refinancing activities in fiscal 2012 and an increase in new technology aircraft additions that have higher lease costs. We are acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

MRO

For the nine months ended January 31,

(In thousands of U.S. dollars)

	2013	2012	Favorable (Unfavorable)
	(Unaudited)	(Unaudited)	$ Change	% Change
Third-party revenue	$96,503	$103,707	($7,204)	(6.9)%
Internal Revenue	215,649	204,208	11,441	5.6%

Total Revenue	312,152	307,915	4,237	1.4%
Direct Costs	(252,613)	(253,441)	828	0.3%

Segment EBITDAR (adjusted)	$59,539	$54,474	$5,065	9.3%
Segment EBITDAR (adjusted) Margin	19.1%	17.7%	1.4%	7.9%

MRO generates the majority of its revenue by supporting the internal flying operations. Services to third parties represent 30.9% of total revenues. Segment EBITDAR (adjusted) increased by $5.1 million to $59.5 million compared to the prior year period due primarily to increased margins from internal PBH revenues and lower support costs partially offset by a decrease in non-PBH revenues. Segment EBITDAR (adjusted) increased by $8.0 million due to an increase in margins from internal PBH revenues and lower PBH costs due to the timing of maintenance costs relative to revenue growth. This resulted in a favorable margin impact of 2.2%. Support costs were also lower in the current year period by $2.9 million with a favorable margin impact of 0.8% due to a decrease in consulting costs. Segment EBITDAR (adjusted) decreased by $5.7 million due primarily to the timing of completion of airframe, engine and component projects. This decrease in segment EBITDAR (adjusted) unfavorably impacted the segment EBITDAR (adjusted) margin by 1.6%. Revenues related to the airframe and components work are deferred and will be recognized on completion.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

Analysis of Historical Cash Flows

For the nine months ended January 31,

(in thousands of U.S. dollars)

	2013	2012
Cash used in operating activities	($26,283)	($250)
Cash provided by financing activities	187,041	156,914
Cash used in investing activities	(157,027)	(159,212)
Effect of exchange rate changes on cash and cash equivalents	42	(19,699)

Change in cash and cash equivalents during the period	$3,773	($22,247)

Cash Flows Used In Operating Activities

Cash flows used in operating activities increased by $26.0 million to $26.3 million compared to the prior year period due to operational improvements of $17.8 million and a decrease in pension contributions of $5.9 million offset by an unfavorable use in operating capital of $46.5 million. Pension contributions decreased due to the timing of funding. The unfavorable use in operating capital is driven by an increase in receivables and inventory and a decrease in payables and deferred revenue. The increase in receivables aged less than 30 days was due primarily to the operational improvements in Helicopter Services. Inventory has increased to allow for larger purchase discounts and from a decrease in usage. Payables have decreased due to the timing of supplier payments during the current year quarter.

One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies through our broad transformation program, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. It is currently expected that the net cash from operating activities will, together with our ability to access financing through the revolving line of credit, other financing markets, new operating leases and proceeds from the sale of aircraft and other assets, be sufficient to meet the on-going cash flow requirements. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See “Risk Factors—Risks Relating to Our Business—Our indebtedness and lease obligations could adversely affect our business and liquidity position” in Amendment No. 1 to our Registration Statement on Form S-4 which was filed with the SEC on November 9, 2012, and “Liquidity and Sources of Liquidity” below.

Cash Flows Provided By Financing Activities

Cash flows provided by financing activities increased by $30.1 million to $187.0 million compared to the prior year period, due primarily to net proceeds from the issuance of senior secured notes of $198.2 million on October 5, 2012, partially offset by a decrease in the draws on the revolving credit facility net of repayments of $39.4 million, a decrease in the securitization of accounts receivables of $48.7 million due to timing in the funding of receivables and the issuance of capital stock in the prior year period of $80.0 million that did not reoccur.

On October 5, 2012, we issued an additional $200.0 million of senior secured notes (the “notes”) which increased our overall liquidity. The gross proceeds from the notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $3.8 million, which are being amortized over the term of the notes. The notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The notes have an aggregate principal value of $200.0 million, were issued at 101.0% of par value, bear interest at an annual rate of 9.25% with semi-annual interest payments on April 15 and October 15 and mature on October 15, 2020.

Cash Flows Used In Investing Activities

Cash flows used in investing activities decreased by $2.2 million to $157.0 million compared to the prior year period due primarily to an increase in proceeds from disposal of property and equipment, a decrease in restricted cash and a decrease in aircraft deposits offset by an increase in property and equipment additions. Proceeds from disposal of property and equipment have increased by $42.7 million as there were more sale and lease back of aircraft during the current year period. Aircraft deposits have decreased by $9.8 million and restricted cash has decreased by $15.4 million in relation to the securitization of receivables. Property and equipment additions have increased by $65.5 million as there were more aircraft purchased off lease and there was an increase in rotables purchased to support the new technology aircraft during the current year period.

Liquidity and Sources of Liquidity

At January 31, 2013, our liquidity totaled $280.8 million, which was comprised of cash and cash equivalents of $59.3 million, unused capacity in the revolver of $184.1 million, net of letters of credit of $60.9 million plus undrawn overdraft facilities of $37.4 million. Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. The $200.0 million additional senior secured notes issued on October 5, 2012 have not increased overall indebtedness as the net proceeds were used to repay the revolving credit facility, but cash requirements have increased by approximately $9.0 million due to the additional annual interest payment obligation. The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of the industry. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including the senior secured notes (the “notes”), and revolving credit facility. Any insufficiency could negatively impact the business. In addition, the indenture governing the notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, as well as our ability to access financing through the revolving line of credit, other financing markets, new operating leases and proceeds from the sale of aircraft and other assets are sufficient to meet our on-going cash flow requirements. Similarly, we expect that our transformation program will generate new initiatives to create greater liquidity. However, our earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, if necessary, may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing could materially and adversely affect our business, financial condition, results of operations and prospects. See “Risk Factors – Risks Relating to Our Business – Our indebtedness and lease obligations could adversely affect our business and liquidity position” in Amendment No. 1 to our Registration Statement on Form S-4 which was filed with the SEC on November 9, 2012.

Sources of Liquidity

On October 5, 2012, we issued an additional $200.0 million of senior secured notes. The notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The additional notes with an aggregate principal value of $200.0 million were issued at 101.0% of par value, bear interest at an annual rate of 9.25% with semi-annual interest payments on April 15 and October 15 and mature on October 15, 2020. The gross proceeds from the notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $3.8 million, which are being amortized over the term of the notes. The senior secured revolving credit facility for $375.0 million is held with a syndicate of financial institutions for a term of five years and bears interest at the alternate base rate, LIBOR, Canadian Prime Rate or EURIBOR, plus an applicable margin that ranges from 2.75% to 4.50%. The revolving credit facility is secured on a super senior first priority basis and ranks equally with the note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the note holders. The notes and revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries through a general secured obligation. For information about the financial position and results of operations of our non-guarantor subsidiaries, see Note 20 of our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

To assist with future growth opportunities, a key initiative of our transformation program is to create greater liquidity through the implementation of new cost control measures such as optimizing the procurement of capital expenditures and inventory, working capital improvements and the optimization of customer contracts and improved profit growth. A more detailed review of other sources of liquidity such as asset securitizations, additional lease financing and alternate market financing is currently underway.

Future Cash Requirements

Operating Lease Commitments

We entered into aircraft operating leases with 17 lessors in respect of 165 aircraft included in our fleet as of January 31, 2013. As of January 31, 2013, these leases had expiry dates ranging from fiscal 2013 to 2023. We have the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We will either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.

At January 31, 2013, we had commitments with respect to operating leases for aircraft, buildings, land and equipment. For aircraft leases expiring in the next twelve months, we have the option to refinance these leases, purchase the aircraft or return the aircraft under the agreement terms.

The terms of certain of our helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.

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

During the nine months ended January 31, 2013, a lessor that had been engaged in discussions with us approved a long-term covenant reset.

Other Commitments

As of January 31, 2013, we have committed to purchase 27 new aircraft, of which two aircraft are expected to be delivered in the remainder of fiscal 2013. The total required additional expenditures related to these purchase commitments is approximately $630.0 million. These aircraft will be deployed in our Helicopter Services segment. On November 30, 2012, we also entered into a commitment to acquire $100.0 million of helicopter parts over a three-year period.

Variable Interest Entities

We have variable interest entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third-party customers. At January 31, 2013, we had operating leases for 31 aircraft with variable interest entities that were not consolidated. See Note 2 of the unaudited interim consolidated financial statements as of January 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

Guarantees

We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual aircraft values at the termination of the leases. The leases have terms expiring between fiscal 2013 and 2022. At January 31, 2013, our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $228.1 million.

Contingencies

We have exposure for certain legal matters as disclosed in Note 18 to the unaudited interim consolidated financial statements for the three and nine months ended January 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies since January 31, 2013.

Covenants and Adjusted EBITDA

Our notes, revolving credit facility, other long-term debt obligations and certain helicopter lease agreements impose operating and financial limitations on us through financial covenants, which among other things, limit our ability to incur additional indebtedness, create liens, sell or sublease assets, engage in mergers or acquisitions and make dividend and other payments.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for net earnings (loss), cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the cash requirements necessary to service principal payments on our indebtedness;

•	Adjusted EBITDA does not reflect the cash requirements to pay our taxes;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Adjusted EBITDA is not adjusted for all cash and non-cash income or expense items that are reflected in our statements of cash flow.

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

Set forth below is a reconciliation of net loss to Adjusted EBITDA derived from the last twelve months ended January 31, 2013. As of January 31, 2013, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

(in thousands of U.S. dollars)	For the last twelve months ended January 31, 2013	For the last twelve months ended January 31, 2012
Net loss	$(134,965)	$(41,957)
Discontinued operations, net of tax	5,555	10,330
Earnings from equity accounted investees, net of cash distributions received	(2,946)	(1,772)
Fixed charges (a)	122,106	112,360
Other financing charges	6,067	16,514
Income tax expense (recovery)	100,705	(27,092)
Amortization	116,722	107,468
Asset impairment charge (b)	26,148	38,436
Loss (gain) on disposal of assets	3,796	(7,858)
Restructuring costs	16,246	8,214
Business optimization costs	7,713	18,223
Stock-based compensation expense	298	650
Amortization of deferred charges (c)	3,456	2,938
Amortization of advanced aircraft rental payments	4,960	5,605
Investment/acquisition/permitted disposal (d)	12	8,202
Pension adjustment (e)	(7,644)	(206)

Adjusted EBITDA (f)	$268,229	$250,055

(a)	Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the senior secured note indenture. The amortization of debt issuance costs and financing fees are excluded from fixed charges.
(b)	Asset impairment charge includes impairment of receivables and funded residual value guarantees, impairment of assets held for sale, impairment of assets held for use and impairment of intangible assets.
(c)	Amortization of initial costs on leased aircraft.

(d)	Costs incurred related to potential investment, acquisitions and divestures.
(e)	This is an adjustment to arrive at the current service cost of the pension.
(f)	Adjusted EBITDA for the periods presented does not include the pro forma effect of aircraft acquisitions or disposals. However, the new revolving credit facility and the indenture governing the notes permit us to calculate Adjusted EBITDA for purposes of the applicable covenants contained therein, giving pro forma effect to aircraft acquisitions, net of disposals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Amendment No. 1 to our Registration Statement Form S-4, which was filed with the SEC on November 9, 2012, for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates since April 30, 2012.

Recent Accounting Pronouncements

See Note 1 in the interim unaudited consolidated financial statements for the three and nine months ended January 31, 2013, contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Registration Statement Form S-4, which was filed with the SEC on November 9, 2012, and Note 1 in the “Notes to Interim Consolidated Financial Statements (Unaudited)” included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk since April 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions or claims pending that have been discussed and previously reported in the section entitled “Business – Legal Proceedings” in Amendment No. 1 to our Registration Statement on Form S-4, which was filed with the SEC on November 9, 2012. Developments in these previously reported matters are described in Note 18 in the “Notes to Interim Consolidated Financial Statements (Unaudited)” included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes during the three and nine months ended January 31, 2013, in our “Risk Factors” as discussed on our Annual Report on Form 10-K for the year ended April 30, 2012, which we filed with the SEC on July  11, 2012.

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

Date: March 18, 2013

*	CHC Helicopter S.A. has entered into an agreement with its wholly owned subsidiary, Heli-One Canada Inc., to provide certain management services subject to the authority limits as determined by CHC Helicopter S.A.’s board of directors and set out in such agreement