Form 10-K
period 2013-04-30
CHC Helicopter S.A.
filed 2013-07-15
CIK 1539429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-188927

CHC Helicopter S.A.

(Exact Name of Registrant as Specified in Its Charter)

Luxembourg	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed fiscal year end was $0, as there was no public market for the registrant’s common stock as of April 30, 2013. As of June 30, 2013, there were 1,870,561,417 Class A Shares, 7,918,689 Class B Shares, 393,000 Special Shares and one Class C Share of stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE.

None.

CHC HELICOPTER S.A.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

April 30, 2013

i.

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

The market data and other statistical information (such as the size of certain markets and our position and the position of our competitors within these markets, oil and gas production and market information) used throughout this Annual Report on Form 10-K are based on independent industry publications, government publications, reports by market research firms or ii other published independent sources. Some market data and statistical information are also based on our good faith estimates, which are derived from our review of internal surveys, as well as the independent sources listed above. This information may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. As a result, although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

BASIS OF PRESENTATION

The audited consolidated financial statements of the top-most parent guarantor, 6922767 Holding S.à r.l. (the “Successor”, the “Company”, “we”, “us” or “our”), consist of the Successor’s consolidated balance sheets as of April 30, 2013 and 2012 and the Successor’s consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows for the years ended April 30, 2013, 2012, and 2011.

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

Overview

Our Company

We are a world-leading commercial operator of medium and heavy helicopters, providing mission-critical services to the offshore oil and gas industry, as well as SAR and EMS to government agencies. We believe the services we provide to the oil and gas industry are critical for the continued production of hydrocarbons from existing offshore oil and gas platforms and the exploration and development of new oil fields, while our SAR and EMS are crucial for saving lives. In addition, our MRO segment, Heli-One is a world leading independent commercial provider of helicopter support services, with offerings that include MRO, integrated logistics support and the complete outsourcing of all maintenance activities for helicopter operators. Heli-One services our own flight operations as well as third-party customers around the world.

We have been providing helicopter services for more than 60 years through our subsidiaries and predecessor companies and we currently operate in approximately 30 countries, covering most major offshore oil and gas producing regions of the world. Our major operations are in Norway, the United Kingdom, Ireland, the Netherlands, Australia, Brazil, Canada and Africa. As of April 30, 2013, our fleet consisted of 247 aircraft, comprising 116 heavy helicopters and 131 medium helicopters. For the fiscal years ended April 30, 2013 and April 30, 2012, helicopter transportation services for the oil and gas industry accounted for approximately 81% and 79% of our total revenue, respectively, SAR and EMS activities accounted for approximately 10% and 9% of our total revenue, respectively, while MRO and other helicopter support services represented approximately 9% and 12% of our total revenue, respectively. For the fiscal years ended April 30, 2013, April 30, 2012 and April 30, 2011, the Company earned revenues of $1,743.8 million, $1,692.5 million and $1,445.5 million and incurred net losses of $116.1 million, $95.0 million and $65.3 million, respectively.

The following map shows our aircraft distribution as of April 30, 2013:

Note 1:	Aircraft in Europe and North America include aircraft undergoing post-delivery modification and for base maintenance and aircraft held for sale.

Helicopter Services

Our Helicopter Services segment consists of flying operations in the Eastern North Sea, the Western North Sea, the Americas, the Australasia region and the Africa-Euro Asia region serving the offshore oil and gas industry and SAR and EMS. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes the United Kingdom, Ireland and the Netherlands. The Americas is comprised of Brazil and North and South American countries. The Australasia region includes Australia and Southeast Asian countries and the Africa-Euro Asia region includes Nigeria, Kazakhstan, Turkey, Mozambique, Tanzania and other African and European countries.

We are one of two global helicopter service providers to the offshore oil and gas industry. We provide transportation services to and from production platforms, drilling rigs and other offshore installations and facilities.

•	Our helicopter services business in the oil and gas industry are largely characterized by medium to long-term contracts (i.e., two to eight years in duration, with an average of four years).

•	The majority of our customers are large national and multinational companies.

•

We believe our services are critical to customers as helicopter transportation is a cost-effective, viable means to transport crews from land to offshore oil and gas platforms. Our fuel costs are substantially all passed through to our customers.

•

Maintaining a strong safety record is a primary concern for our customers, and as of April 30, 2013, our five year rolling average was 0.24 accidents per 100,000 flight hours. The accident rate is calculated using the number of accidents, as defined by the International Civil Aviation Organization, divided by the number of hours flown in the same period and then multiplied by 100,000.

We particularly target opportunities for long-term contracts that require medium and heavy helicopters, operated by highly trained personnel with state-of-the-art safety management systems and a world-class operating track record. We are a market leader in most of the regions we serve, with a well-established reputation for safety, customer service and aircraft reliability. We are a major operator in the North Sea, one of the world’s largest oil producing regions. We operate a large fleet of heavy helicopters in Brazil to service our customers in the oil and gas sector, a market that is shifting to heavy helicopter technology as pre-salt fields in ultra deepwater environments have been further developed, and we service the industry in Africa, Europe, Australia and Southeast Asia. For the fiscal years ended April 30, 2013 and April 30, 2012, revenues generated by helicopter transportation services for the oil and gas industry accounted for approximately 81% and 79% of our total revenues, respectively.

We believe providing helicopter services to oil and gas production customers generally provides our company with a less cyclical revenue stream, since oil and gas exploration and development activities are more cyclical in nature. Offshore production platforms generally run at full capacity, irrespective of commodity prices, until the economic end-life of the respective field. These production platforms generally have expected lives of 20 years or more depending on the size and characteristics of the field.

We are one of the world’s leading commercial providers of SAR and EMS services through our Helicopter Services segment. We have long-term contracts with government agencies and commercial operators in the United Kingdom, Ireland and Australia. Our SAR and EMS contracts average eight years in duration. Contracts are generally entered into directly with state and federal governments.

•

We utilize state-of-the-art aircraft specifically configured and equipped with emergency medical and rescue equipment. Our crews are multi-disciplinary professionals with extensive training for the high level of expertise required for maritime search and rescue, thus ensuring maximum safety during the operations conducted.

•	We provide services to transport medical personnel and equipment directly to the scene of an accident, and the rapid transport of victims to and between hospitals.

•	We expect increased demand for SAR and EMS helicopter services as governments increasingly outsource these services.

•

We believe our revenue streams from SAR and EMS services are not driven by general economic conditions or short-term hydrocarbon prices. For the fiscal years ended April 30, 2013 and April 30, 2012, revenues generated by SAR and EMS services accounted for approximately 10% and 9% of our total revenues, respectively.

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

We believe our MRO segment enhances our business model in several respects:

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

Our Customers

Our customer base includes a broad range of blue-chip oil and gas companies, government agencies and commercial operators. Key customers include Statoil (year ended April 30, 2013 – 14% of revenues) and Petrobras (year ended April 30, 2013—14% of revenues).

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

Limited Aircraft Supply. Helicopters are generally classified as light (four to eight passengers), medium (nine to 15 passengers) and heavy (19 to 26 passengers). Medium and heavy helicopters are primarily used for crew change transportation services on oil and gas production and exploration rigs in the regions of the world where we operate because they can fly in a wide variety of operating conditions, over longer distances at faster speeds, and with larger payloads than light helicopters. Lead times for delivery of new heavy helicopters are long, currently about one year and have historically been as long as two years. We believe long lead times for heavy helicopter delivery and trends toward increasing deepwater oil and gas activity should create attractive market conditions for us since we operate the largest fleet of heavy helicopters in the world. These circumstances were enhanced by our commitments to purchase and incorporate an additional 18 Eurocopter EC225, seven Agusta Westland AW139 and four Sikorksy S92 heavy helicopters into our operations over the next several years, with options to acquire additional aircraft.

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

•

Safety Record. We believe we have sophisticated safety and training programs and practices and are proud of our safety record. We have implemented a single safety management system worldwide and continue to meet or exceed the stringent safety and performance audits conducted by our customers. We also host a highly regarded annual international safety summit, which is a manifestation of our single-minded commitment to safe operations. The summit is attended by our customers, manufacturers, competitors and regulators.

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

•

Large, Modern and Diversified Fleet of Helicopters. We are a world-leading commercial operator of medium and heavy helicopters. Our large fleet allows us to meet the diverse operational requirements of our customers and minimize disruptions in service. To meet customer-specific requirements and ensure that we and our customers are not overly reliant on any one aircraft type or manufacturer, we most commonly operate Sikorsky S92A and Eurocopter EC225 heavy aircraft and Sikorsky S76 series and Agusta AW139 medium aircraft. Our fleet includes some of the most advanced civilian aircraft in the world. We have modernized our fleet significantly over the last five years and continue to invest in modernizing our fleet as evidenced through our continued commitment to purchase EC225s and AW139s. The total committed capital requirement as of April 30, 2013 is approximately $651.8 million for 27 aircraft with delivery dates between fiscal 2014 and 2017.

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

Our Business Strategy

Our goal is to enhance our leadership position and create superior value by consistently and efficiently providing safe, reliable value-added services to our customers while maximizing return on assets, earnings and cash flow. We intend to focus on the following key initiatives:

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

•	Growth Through Acquisition. We may evaluate acquisition opportunities for both our flying and MRO businesses to further strengthen our position in existing markets and establish ourselves in new ones.

•	Focusing on Long-Term Contracts. We are prioritizing long-term contracts with our major customers to maximize the stability of our revenue.

Revenue by End Market

(in thousands of U.S. dollars)

	For the year ended April 30,
	2013		2012		2011
Industry Sector
Oil and Gas	$1,417,546	81%	$1,330,163	79%	$1,129,749	78%
Repair and Overhaul	140,444	8%	166,479	10%	129,222	9%
EMS/SAR	171,053	10%	158,505	9%	151,101	10%
Other	14,804	1%	37,392	2%	35,388	3%

Total	$1,743,847	100%	$1,692,539	100%	$1,445,460	100%

Revenue by Geography

(in thousands of U.S. dollars)

	For the year ended April 30,
	2013		2012		2011
Canada	$2,841	—%	$13,914	1%	$12,671	1%

United Kingdom	306,893	18%	262,592	16%	243,921	17%
Norway	491,938	28%	531,452	31%	452,578	31%

Africa	67,752	4%	60,503	4%	56,361	4%
Australia	261,424	15%	213,970	13%	137,639	10%

Denmark	195	—%	29,538	2%	29,108	2%
The Netherlands	82,576	5%	94,663	6%	95,835	7%

Brazil	282,469	16%	210,347	12%	163,928	11%
Asia	86,949	5%	93,782	6%	107,305	7%

Other European Countries	125,196	7%	139,955	8%	112,188	8%
Other Countries	35,614	2%	41,823	1%	33,926	2%

Total	$1,743,847	100%	$1,692,539	100%	$1,445,460	100%

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

Our contracts generally require that fuel be provided by the customer or be charged directly to the customer based on actual fuel costs. As a result, we have no significant exposure to changes in fuel prices. For the year ended April 30, 2013, substantially all of our fuel costs were passed through to our clients.

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

Seasonality

Our operations are not subject to seasonality.

PROPERTY AND EQUIPMENT

As of April 30, 2013, the Company’s fleet was comprised of the following aircraft:

Aircraft Type	Total
Medium
Sikorsky S76C+	22
Sikorsky S76C++	23
Sikorsky S76A/B/C	22
Eurocopter EC135/145/155	5
Eurocopter AS365 Series	11
Bell 412	11
Agusta AW139	37

131

Heavy
Eurocopter Super Puma series	43
Eurocopter EC225	31
Sikorsky S92A	37
Sikorsky S61N	5

116

Total Aircraft	247

Lease Obligations

We had entered into aircraft operating leases for 166 aircraft included in our fleet as of April 30, 2013. At April 30, 2013, the total minimum lease payments under aircraft operating leases with expiry dates ranging from fiscal 2014 to fiscal 2022 totaled $1,325.6 million. At our option, we have the right to purchase the majority of aircraft at agreed amounts that are not considered bargain purchase options. Substantially all of the costs to perform inspections, major repairs and overhauls of major components on such leased aircraft are at our expense. We may perform this work through Heli-One or have the work performed by an external MRO service provider. We have also provided guarantees to certain lessors in connection with these aircraft leases. See “Future Cash Requirements—Contractual Obligations and Off-Balance Sheet Arrangements.”

In addition to payment under aircraft operating leases, we had operating lease commitments as of April 30, 2013 for buildings, land and other equipment with minimum lease payments of $96.1 million and expiry dates ranging from fiscal 2014 to fiscal 2079.

For additional details see “Future Cash Requirements—Contractual Obligations and Off-Balance Sheet Arrangements” and see Notes 25, 26 and 28 to the audited annual consolidated financial statements for the year ended April 30, 2013 included elsewhere in this Annual Report on Form 10-K.

Commitments to Acquire New Aircraft

As of April 30, 2013, we committed to purchase $79.0 million of helicopter parts by October 31, 2015 and 27 new aircraft with total required expenditures of approximately $651.8 million. These aircraft are expected to be delivered in fiscal 2014 to 2017 and will be deployed in our Helicopter Services segment. We intend to enter into leases for these aircraft or purchase them outright upon delivery from the manufacturer. On May 24, 2013, we exercised two additional options to purchase aircraft for a total of 29 aircraft commitments.

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

We maintain comprehensive aviation hull and liability insurance coverage in amounts and on terms that reflect prudent helicopter operations. This includes engine and spare-parts coverage. The hull policies insure against the physical loss of or damage to our helicopters. In addition we purchase hull war coverage for losses due to terrorism, hijacking, war, expropriation, confiscation and nationalization. We retain the risk of the loss of use or loss of profit from our operations, which is mitigated by the possible use of other aircraft given our fleet size.

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

The principal properties from which we now conduct our operations are:

Location	Operations	Buildings (Sq. Feet)	Owned or Leased
			Land	Building

Richmond, British Columbia, Canada	Corporate Headquarters	80,000	Leased	Owned

Delta, British Columbia, Canada	Headquarters for MRO Segment	240,000	Leased	Leased

Aberdeen, Scotland	CHC Scotia Limited; Helicopter Services	42,000	Leased	Leased

	CHC Scotia Limited; Terminal Building	25,000	Leased	Owned

Stavanger, Norway	CHC Norway AS; Helicopter Services	199,000	Leased	Owned

	Heli-One Norway AS Headquarters; MRO Segment	179,000	Leased	Owned

Fort Collins, Colorado	Heli-One American Support, LLC	80,000	Leased	Leased

Hoofddorp, The Netherlands	CHC Netherlands BV; Heli-One (Netherlands) BV	39,000	Leased	Leased

Bergen, Norway	CHC Norway AS	66,000	Leased	Owned

Den Helder, The Netherlands	CHC Helicopter Netherlands BV; Helicopter Services	56,000	Owned	Owned

Perth, Australia	CHC Australia Headquarters	7,400	Leased	Leased

Fort Worth, Texas	CHC Operations Centre	26,926	Leased	Leased

AVIATION REGULATIONS

Most of the countries in which we conduct flying operations have laws that require us to hold either or both of an operating license and an air operator certificate. Most of these countries also have materiality requirements for the issuance of operating licenses and/or air operator certificates that require the holder of such license or certificate to be a qualified national of such country. Companies holding such licenses and certificates must typically be both majority owned and effectively controlled, or controlled in fact, by citizens of the issuing state.

The European Union and the European Economic Area

We operate in the European Union (the “EU”) and the European Economic Area (the “EEA”) through our 49.9% ownership in EEA Helicopter Operations B.V. (“EHOB”). EHOB’s five wholly-owned operating subsidiaries operate in four member states of the EU (the United Kingdom (the “UK”), the Netherlands, Denmark and Ireland) and Norway, a member state of the EEA. Each of Norway and the member states of the EU must comply with EU Directive 1008/2008 and common rules for the operation of aircraft. Among other things, this directive restricts the issuance of operating licenses to carry passengers for remuneration to those companies that are majority owned and effectively controlled by nationals of a member state of the EU or the EEA. We believe that EHOB, and therefore each of EHOB’s wholly-owned subsidiaries, are both majority owned and effectively controlled by nationals of a member state of the EU.

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

ENVIRONMENTAL MATTERS

We are subject to extensive laws, rules, regulations and ordinances in the various jurisdictions in which we operate relating to pollution and protection of the environment and to human health and safety, including those related to noise, emissions to the air, releases or discharges to soil or water, the use, storage and disposal of petroleum and other regulated materials, and the remediation of contaminated sites. Our operations, including aircraft maintenance and aircraft fueling, involve the use, handling, storage and disposal of materials that may be classified as hazardous to human health and safety and to the environment. Non-compliance with these regulations may result in significant fines or penalties or limitations on our operations. Many of the countries in which we operate have laws that may impose liability for the investigation and cleanup of releases of regulated materials and the remediation of related environmental damage without regard to negligence or fault. These laws may also expose us to liability for the conduct of, or conditions caused by, others, such as historic spills of regulated materials at our facilities, for acts that were in compliance with all applicable environmental laws at the time such acts were performed, and for contamination at third-party sites where substances were sent for off-site treatment or disposal. Additionally, any failure by us to comply with applicable environmental, health and safety or planning laws and regulations may result in governmental authorities or other third parties taking action against our business that could adversely impact our operations and financial condition. We believe we are in substantial compliance with applicable environmental laws and that ensuring compliance has not, to date, had a material adverse effect upon our financial position. We cannot, however, predict the likelihood of change to these laws or in their enforcement nor the impact that any such change, or any discovery of previously unknown conditions, may have on our costs and financial position. Please see Item 1A Risk Factors—“We are subject to extensive environmental, health and safety laws, rules and regulations, which may have an adverse impact on our business” below.

EMPLOYEES

As of April 30, 2013, we had approximately 4,500 full-time employees. We hire independent contractors on an as needed basis. We believe that our employee relationships are satisfactory.

Certain of our employees in the UK, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 73% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.

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

We have a substantial amount of financial debt and lease obligations. If we fail to meet our payment or covenant obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness or terminate the leases and exercise other rights and remedies against us. These rights and remedies include the right to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders or lessors exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and rental obligations, and we may not have sufficient liquidity after payment of indebtedness and lease obligations to continue our business operations. In some instances, we may enter into discussions with the lessor for a covenant reset, amendment or waiver if we anticipate to fail or fail to meet our covenant obligations.

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

Our business requires substantial capital expenditures, lease and working capital financing. Any deterioration of current economic conditions could adversely impact our business and financial condition and we may be unable to obtain needed capital or financing on satisfactory terms or at all. In addition, financial market instability could leave our creditors unable to meet their obligations to us.

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

Concerns about a systemic impact of a potential long-term and wide-spread economic recession, increased energy costs, the availability and cost of credit, diminished business and consumer confidence and increased unemployment rates contribute to increased market volatility and diminish expectations for western and emerging economies, including the jurisdictions in which we operate. In particular, the cost of raising money in the credit markets may increase substantially as many lenders and institutional investors, concerned about the stability of the financial markets generally and about the solvency of counterparties, may increase interest rates, enact tighter lending standards and reduce and, in some cases, cease to provide funding, to borrowers.

Our ability to access capital and bank markets or availability of lease or other financings may be restricted at a time when we would like to, or need to access capital. Such inability could have an impact on our growth plans or on our flexibility to react to changing economic and business conditions. In addition, our credit facilities and helicopter leases will have maintenance covenants which may, need to be, renegotiated from time to time, and the financial market instability could have an impact on the lenders or lessors willingness to renegotiate these covenants at reasonable terms.

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

We rely on a limited number of large offshore helicopter support contracts from a limited number of customers. If any of these are terminated early or not renewed, our revenues could decline.

We rely on a limited number of large offshore helicopter support contracts. For the fiscal year ended April 30, 2013, revenue from Statoil ASA totaling $245.9 million and Petrobas totaling $245.1 million were each greater than 10% of the Company’s total revenues. Many of our contracts contain clauses that allow for early termination by the customer for convenience, which could have a material adverse effect on our business, financial condition and results of operation.

Failure to maintain standards of acceptable safety performance may have an adverse impact on our ability to attract and retain customers and could adversely impact our reputation, operations and financial performance.

Our customers consider safety and reliability as the two primary attributes when selecting a provider of helicopter transportation services. If we fail to maintain standards of safety and reliability that are satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected. Moreover, helicopter crashes or similar disasters of another helicopter operator could impact customer confidence and lead to a reduction in customer contracts, particularly if such helicopter crash or disaster were due to a safety fault in a type of helicopter used in our fleet. In addition, the loss of aircraft as a result of an accident could cause significant adverse publicity and the interruption of air services to our customers, which could adversely impact our reputation, operations and financial results. Our aircraft have been involved in accidents in the past, some of which have included loss of life and property damage. For example, on October 22, 2012, one of our EC 225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. The flights using the same type of aircraft have since been suspended pending investigation and corrective action from the manufacturer. No assurance can be given that we will be successful in our stated efforts to fully mitigate our losses or to preserve our rights to recover any losses we may experience. We may experience similar incidents in the future.

Our operations are subject to extensive regulations which may increase our costs and adversely affect us.

The helicopter industry is regulated by various laws and regulations in the jurisdictions in which we operate. The scope of such regulation includes infrastructure and operational issues relating to helicopters, maintenance, spare parts and route flying rights as well as safety and security requirements. We cannot fully anticipate all changes that might be made to the laws and regulations to which we are subject nor the possible impact of such changes.

Our ability to conduct our business is dependent on our ability to maintain authorizations, licenses and certificates, which in many jurisdictions require us to subcontract with third parties to obtain required aircraft operating leases. We are routinely audited to ensure compliance with all flight operation and aircraft maintenance requirements. There can be no assurance that we will pass all such audits. Our failure to pass such audits or any breach of regulations applicable to us could result in fines, adverse publicity or grounding of our aircraft, all of which could have a material adverse effect on our business, results of operations and financial condition, especially if a regulatory breach were to lead to a helicopter crash or accident. Changes in laws or regulations could have a material adverse impact on our cost of operations or revenues from operations.

If we are unable to maintain required government-issued licenses for our operations, we will be unable to conduct helicopter operations in the applicable jurisdiction, as outlined below.

Europe

Approximately 25% of our revenue for the fiscal year ended April 30, 2013 originated from helicopter flying services provided by subsidiaries of EEA Helicopter Operations B.V. (“EHOB”), a Dutch Company 49.9% owned by us. These subsidiaries operate in the UK, Denmark, the Netherlands and Ireland (member states of the EU), and Norway (member state of the EEA). To operate helicopters in the EU and EEA, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable European law, an operator must be “effectively controlled” and “majority owned” by nationals of member states of the EU or the EEA to maintain its license. We believe that the majority shareholder in EHOB is an EU national and therefore these subsidiaries are currently “majority owned” and “effectively controlled” within the meaning of European Union and European Economic Area licensing requirements. Any change in the national status of the majority shareholder could affect the licenses of these subsidiaries.

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

Australia

Civil aviation in Australia is governed by Civil Aviation Act 1988 (Cwlth) of Australia, and regulations made thereunder. To operate an aircraft in Australia, it must be registered with the Australian Civil Aviation Safety Authority and a Certificate of Airworthiness must be obtained, be valid and in effect. The operation of an aircraft for a commercial purpose into, out of, or within Australian territory can only be undertaken as authorized by an Air Operators’ Certificate. Our ability to offer our helicopter transportation services in Australia is dependent on maintaining this certificate.

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

We derive significant revenue from non-wholly owned entities, which, if we develop problems with the other owners of such non-wholly owned entities, could adversely affect our financial condition and results of operations.

Aviation regulatory requirements often require us to operate through non-wholly owned entities with local shareholders. We depend to some extent upon good relations with our local shareholders to ensure profitable operations. In the event shareholder disputes arise, these could negatively impact our revenues and profit sharing from these entities.

We are exposed to credit risks.

We are exposed to credit risk on our financial investments which depends on the ability of our counterparties to fulfill their obligations to us. We manage credit risk by entering into arrangements with established counterparties and through the establishment of credit policies and limits, which are applied in the selection of counterparties.

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

Credit risk arises on our trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to us or when the value of security provided declines. To mitigate trade credit risk, we have developed credit policies that include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. There can be no assurances that our risk mitigation strategies will be effective and that credit risk will not adversely affect our results of operations and financial position.

Assimilating any future material acquisitions into our corporate structure may strain our resources and have an adverse impact on our business.

The assimilation of any future material acquisitions we may make will require substantial time, effort, attention and dedication of management resources and may distract management from ordinary operations. The transition process could create a number of potential challenges and adverse consequences, including the possible unexpected loss of key employees, customers or suppliers, a possible loss of revenues or an increase in operating or other costs. Inefficiencies and difficulties may arise because of unfamiliarity with new assets and the business associated with them, new geographic areas and new regulatory systems. These types of challenges and uncertainties could have a material adverse effect on our business, financial condition and results of operations. We may not be able to effectively manage the combined operations and assets or realize any of the anticipated benefits of future material acquisitions.

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

Hazards, such as aircraft accidents, adverse weather conditions, collisions and fire are inherent in furnishing helicopter services and can cause personal injury and loss of life, severe damage to and destruction of property and equipment and suspension of operations. We attempt to protect ourselves against potential losses through our safety management system and insurance coverage. However, our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses. We cannot ensure that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially. Our safety management system may not be effective. In addition, terrorist activity, risk of war, accidents or other events could increase our insurance premiums. Our inability to renew our aviation insurance coverage or the loss, expropriation or confiscation of, or severe damage to, a large number of our helicopters could adversely affect our operations and possibly our financial condition. Furthermore, we are not insured for loss of profit or loss of use of our helicopters. The loss of, or limited availability of, our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operation.

Our operations are largely dependent upon the level of activity in the oil and gas industry.

To varying degrees, activity level in the oil and gas industry are affected by long-term trends in oil and gas prices. Historically, the prices for oil and gas have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. We cannot predict future oil and gas price movements. Any prolonged reduction in oil and gas prices could depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity and, therefore have a material adverse effect on our business, financial condition and results of operations. For the fiscal year ended April 30, 2013, revenue generated by helicopter transportation services for the oil and gas industry was approximately 81% of our total revenues.

We are highly dependent upon the level of activity in the North Sea, which is a mature exploration and production region.

For the fiscal year ended April 30, 2013, approximately 44% of our gross revenue was derived from helicopter services provided to customers operating in the North Sea. The North Sea is a mature exploration and production region that has undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economical to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. If activity in oil and gas exploration, development and production in the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in this or any other geographic area.

If oil and gas companies undertake cost reduction methods, there may be an adverse effect on our business.

Companies in the oil and gas production and exploration sector continually seek to implement measures aimed at reducing costs, including helicopter support operations. For example, oil and gas companies in some circumstances have reduced manning levels on both old and new installations by using new technology to permit unmanned installations, which may increase the length of offshore shifts and reduce the frequency of transportation of employees. The implementation of such measures could reduce the demand for helicopter transportation services and have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our employees in the UK, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 73% of our employees as of April 30, 2013) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.

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

We sponsor funded and unfunded defined benefit pension plans for our employees principally in Canada, the UK, the Netherlands and Norway. As of April 30, 2013, there was a $87.7 million funding deficit related to our various defined benefit pension plans which require ongoing funding by us.

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

Our international operations could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice (“DOJ”), and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes. Under trading sanctions laws, the government may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. If any of the risks described above materialize, they could adversely impact our operating results and financial condition.

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

In addition, from time to time, the Company and its subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control (“OFAC”) that our subsidiary formerly operating as Schreiner Airways may have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and the Company continues to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the U.S. jurisdiction. At April 30, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Our customers are primarily in the oil and gas industry and, as a result, changes in the economic and industry conditions may expose us to additional credit risk.

The majority of our customers are engaged in oil and gas production and exploration. For the fiscal year ended April 30, 2013, revenue generated by helicopter transportation services from oil and gas customers represented approximately 81% of our total revenues. This concentration may impact the overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the majority of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a sudden or protracted downturn in the economic conditions of the oil and gas industry could adversely impact our ability to collect our receivables and thus, impact our financial condition.

We are subject to many different forms of taxation in various jurisdictions throughout the world, which may lead to disagreements with tax authorities regarding the application of tax law.

We are subject to many different forms of taxation including, but not limited to, income tax, withholding tax, commodity tax and payroll-related taxes. Tax law and administration is extremely complex and often requires us to make subjective determinations. The tax authorities in the various jurisdictions where we carry on business may not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial funds to the government authorities of foreign and local jurisdictions where we carry on business or provide goods or services, which could have a material effect on our results of operations.

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

In addition, there are inherent risks in contracting with government agencies. Applicable laws and regulations in the countries in which we operate may enable our government agency customers to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change and (iii) terminate contracts or adjust their terms.

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

Our MRO business, Heli-One, receives a significant portion of its third party revenue from activities that require licenses from the OEMs. The Heli-One business may require additional licenses to grow. We cannot guarantee we will be able to obtain such licenses from the OEMs on acceptable terms or at all. Furthermore, our MRO business could decline if existing licenses are revoked or cannot be renewed upon the expiry of existing terms.

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

We or one or more of our subsidiaries are, from time to time, named as defendants in lawsuits arising in the ordinary course of our business. Such disputes may involve, for example, breach of contract, employment, wrongful termination and tort claims. The Company maintains adequate insurance coverage to respond to most claims. We cannot predict the outcome of any such lawsuits with certainty, but our management does not expect the outcome of pending or threatened legal matters to have a material adverse impact on our financial condition.

In addition, from time to time, the Company or its subsidiaries are involved in tax and other disputes with various governmental agencies. The following summarizes such presently pending disputes:

In 2006, we voluntarily disclosed to OFAC that several of our subsidiaries formerly operating as Schreiner Airways may have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and the Company continues to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the U.S. jurisdiction. At April 30, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

Brazilian customs authorities seized one of the Company’s helicopters (customs value of $10.0 million) as a result of allegations that the Company violated Brazilian customs law by failing to ensure its customs agent and the customs agent’s third party shipping company followed approved routing of the helicopter during transport. The Company secured release of the helicopter and is disputing through administrative court action any claim for penalties associated with the seizure and the alleged violation. The Company has preserved its rights by filing a civil action against its customs agent for any losses that may result. At April 30, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

Our Brazilian subsidiary is disputing a claim from the Brazilian tax authorities regarding eligibility for certain tax benefits that our subsidiary claimed in the past in connection with the importation of aircraft parts and tooling. The tax authorities are seeking to assess up to $18.0 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice, we are in compliance with all applicable tax legislation. On December 19, 2011, a First Level Administrative Panel decision reduced the assessment to $0.3 million, and on May 21, 2013, the appellate court further reduced this assessment to $0.1 million. We may appeal the remaining assessment and expect that the government will appeal the reductions. We will continue to defend this claim vigorously. At April 30, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

Our Brazilian subsidiary is also disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $4.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At April 30, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

The Company received an inquiry from the Nigerian government regarding the tax treatment of certain of its agreements and operations in Nigeria. The Company is cooperating with the government of Nigeria and as of April 30, 2013, it is unable to estimate the likelihood and magnitude of any impact of the inquiry

In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose after we self-reported potential improprieties by these individuals upon our discovery of such potential improprieties in 2010. The SAR-H bid process was subsequently cancelled. At April 30, 2013, it is not possible to determine whether the government may take any action against the Company. The Company will continue to cooperate in all aspects of the investigation. As a result, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

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

Dividend Policy

During fiscal years 2013, 2012 and 2011, no dividends were paid to our sole stockholder. Subsequent to April 30, 2013, we paid a $25.1 million dividend to our Parent.

Equity Compensation Plan Information

The following table sets forth, as of April 30, 2013, the number of shares of 6922767 Holding S.à r.l. (our indirect parent entity) capital stock that may be issued upon the exercise of outstanding options issued under equity compensation plans, the weighted average exercise price of those options and the number of shares of 6922767 Holding S.à r.l. capital stock remaining available for future issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	117,658,712	$0.6515	20,251,608

Equity compensation plans not approved by security holders	—	—	—

Total	117,658,712	$0.6515	20,251,608

Recent Sales of Unregistered Securities

None.

Item 6.	Selected financial data

The selected financial data set forth below should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7 “Management’s discussion and analysis of financial condition and results of operations” included elsewhere in this Annual Report on Form 10-K.

The following table sets forth summary historical consolidated financial data of the Predecessor and the Successor for the periods indicated. See “Basis of Presentation.” 6922767 Holding S.à r.l., the Successor, was incorporated on February 20, 2008 under the laws of Luxembourg and is a private limited liability company (société à responsabilité limitée) (S.à r.l.) whose sole purpose was to acquire CHC Helicopter Corporation, the Predecessor. The Company completed its acquisition of the Predecessor on September 16, 2008 and has included the results of operations of the entity formerly known as CHC Helicopter Corporation from September 16, 2008 to April 30, 2009 in its audited consolidated financial statements for the fiscal 2009 year. In addition to the operating results of the entity formerly known as CHC Helicopter Corporation, the Company’s results of operations also include organizational expenses and losses from May 1, 2008 up to the date of the acquisition. The acquisition of CHC Helicopter Corporation was accounted for using the purchase method of accounting and the application of the purchase method of accounting requires the allocation of the acquisition purchase price to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the acquisition. Accordingly, the Predecessor period from May 1, 2008 to September 15, 2008 and the Successor period from May 1, 2008 to April 30, 2009 have a different basis of accounting. The comparability of the financial information presented below for the Predecessor and Successor periods has been impacted by the application of the acquisition accounting.

The selected Successor’s consolidated statements of operations for the years ended April 30, 2013, 2012 and 2011 and the Successor’s balance sheet data as of April 30, 2013 and 2012 have been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected Successor’s consolidated statement of operations for the years ended April 30, 2010 and 2009 and the selected balance sheet data as of April 30, 2011, April 20, 2010 and April 30, 2009 are derived from the audited financial statements, which are not included in this Annual Report on Form 10-K. The selected Predecessor’s consolidated statement of operations for the period from May 1, 2008 to September 15, 2008 are derived from the audited financial statements, which are not included in this Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of future operating results.

	Successor (i) For the year ended April 30,					Predecessor (i)
(in thousands of U.S. dollars)	2013	2012 (iv)	2011 (iv)	2010	2009	For the Period from May 1, 2008 to September 15, 2008

Operating data:

Revenue	$1,743,847	$1,692,539	$1,445,460	$1,313,566	$761,895	$510,090
Direct costs	(1,391,837)	(1,382,425)	(1,212,360)	(1,029,882)	(612,428)	(446,823)
Earnings from equity accounted investees	4,718	2,844	2,159	1,436	1,118	311
General and administration costs	(73,802)	(69,065)	(64,711)	(61,157)	(26,910)	(12,479)
Depreciation	(131,926)	(112,967)	(99,625)	(77,738)	(51,978)	(46,816)
Restructuring costs	(10,976)	(22,511)	(4,751)	(4,855)	(5,568)	(15)
Asset impairments	(29,923)	(17,415)	(27,766)	(129,994)	(49,800)	(51,600)
Gain (loss) on disposal of assets	(15,483)	8,169	7,193	(2,686)	1,346	545
Goodwill impairment charge	—			—	(639,187)	—

Operating income (loss)	94,618	99,169	45,599	8,690	(621,512)	(46,787)
Financing charges	(157,334)	(129,845)	(140,582)	(74,459)	(91,822)	(14,027)
Loss from continuing operations before income tax	(62,716)	(30,676)	(94,983)	(65,769)	(713,334)	(60,814)
Income tax recovery (expense)	(54,441)	(48,217)	32,916	(9,297)	9,204	3,521

Loss from continuing operations	(117,157)	(78,893)	(62,067)	(75,066)	(704,130)	(57,293)
Earnings (loss) from discontinued operations, net of tax	1,025	(16,107)	(3,202)	(1,436)	(380)	114

Net loss	$(116,132)	$(95,000)	$(65,269)	$(76,502)	$(704,510)	$(57,179)

Net loss attributable to the Controlling interest	(119,079)	(107,422)	(70,338)	(70,607)	(691,222)	(57,179)
Net earnings (loss) attributable to Non-controlling interest	2,947	12,422	5,069	(5,895)	(13,288)	—

Net loss	$(116,132)	$(95,000)	$(65,269)	$(76,502)	$(704,510)	$(57,179)

Other financial data:
Ratio of earnings to fixed charges(ii)	(1)	(2)	(3)	(4)	(5)	(6)

	As at April 30,
(in thousands of U.S. dollars)	2013	2012	2011	2010	2009
Balance sheet data:
Cash and cash equivalents	$123,714	$55,547	$68,921	$174,690	$199,267
Total assets	2,892,616	2,715,982	2,788,155	2,587,769	2,572,789
Total long-term debt and capital lease obligations(iii)	1,477,225	1,287,080	1,291,486	1,071,159	1,075,970
Total liabilities	2,362,036	2,053,515	2,040,792	1,920,293	1,816,772
Capital stock	1,607,101	1,607,101	1,547,101	1,546,955	19
Shareholder’s equity	$538,842	$660,792	$744,276	$692,503	$756,017

(i)	See “Basis of Presentation” above for a further discussion of the Predecessor and Successor periods.
(ii)	Loss represent (a) pre-tax loss from continuing operations before adjustment for earnings from equity accounted investees; (b) fixed charges; (c) amortization of capitalized interest; and (d) distributed income of equity accounted investees; less (e) interest capitalized. Fixed charges represent (a) interest expensed and capitalized, (b) amortized discounts and capitalized expenses related to indebtedness, and (c) an estimate of the interest within rental expense.
(1)	Earnings were insufficient to cover fixed charges by $65.4 million for the year ended April 30, 2013.
(2)	Earnings were insufficient to cover fixed charges by $35.5 million for the year ended April 30, 2012
(3)	Earnings were insufficient to cover fixed charges by $97.1 million for the year ended April 30, 2011.
(4)	Earnings were insufficient to cover fixed charges by $65.9 million for the year ended April 30, 2010.
(5)	Earnings were insufficient to cover fixed charges by $714.5 million for the year ended April 30, 2009.
(6)	Earnings were insufficient to cover fixed charges by $61.1 million for the period from May 1, 2008 to September 15, 2008.
(iii)	Total long-term debt and capital lease obligations is presented net of the discount and includes the premium on the senior secured notes and excludes a facility secured by accounts receivables. As of April 30, 2013, the facility secured by accounts receivables had a balance of $53.5 million (April 30, 2012—$45.6 million).
(iv)	Certain financial statement information above has been restated to conform to the current year presentation.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

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

This MD&A also contains non-GAAP financial measures, segment earnings before interest, taxes, depreciation, amortization and aircraft lease rent and associated costs (“segment EBITDAR (adjusted)”), Adjusted net earnings (loss), and Adjusted earnings (loss) before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), that are not required by, or presented in accordance with GAAP. These non-GAAP measures are not performance measures under GAAP and should not be considered as alternatives to net earnings (loss) or any other performance or liquidity measures derived in accordance with GAAP. In addition, these measures may not be comparable to similarly titled measures of other companies.

We have chosen to include segment EBITDAR (adjusted) as we consider this measure to be a significant indicator of our financial performance and use this measure to assist us in allocating available capital resources. Segment EBITDAR (adjusted), which is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total segment revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administration costs. Segment EBITDAR (adjusted) also excludes restructuring costs, asset impairments, gain (loss) on disposal of assets and goodwill impairment, if any. These items are significant components to understanding and assessing financial performance and liquidity. For additional information about our segment revenue and segment EBITDAR (adjusted), including a reconciliation of these measures to its consolidated financial statements, see Note 27 of the audited annual consolidated financial statements for the fiscal year ended April 30, 2013 included elsewhere in this Annual Report on Form 10-K.

We have chosen to include adjusted net earnings (loss) as it provides us with an understanding of the results from the primary activities of our business by excluding items such as asset dispositions, asset impairments and foreign exchange gain (loss), which is primarily driven by the translation of US dollar balances in entities with a non-US dollar functional currency. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items are not meaningful indicators of our ongoing performance.

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

Overview of Business

We are a world leading commercial operator of medium and heavy helicopters, providing mission-critical services to the offshore oil and gas industry, as well as SAR and EMS to government agencies. We believe the services we provide to the oil and gas industry are critical for the continued production of hydrocarbons from existing offshore oil and gas platforms and the exploration and development of new oil fields, while our SAR and EMS services are crucial for saving lives. In addition, our MRO segment, Heli-One is a world leading independent commercial provider of helicopter support services, with offerings that include MRO, integrated logistics support, and the complete outsourcing of all maintenance activities for helicopter operators. Heli-One services our own flight operations as well as third party customers around the world.

Through our subsidiaries and predecessor companies, we have been providing helicopter services for more than 60 years, and we currently operate in approximately 30 countries, covering most major offshore oil and gas producing regions of the world. Our major operations are in Norway, the United Kingdom, Ireland, the Netherlands, Australia, Brazil, Canada, and Africa. We earn the majority of our revenue from helicopter transportation services for the oil and gas industry, SAR and EMS activities and MRO services.

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

Segments

We operate under two operating segments and have a Corporate Segment comprised primarily of general and administration costs.

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

•	Helicopter Services also includes the management of our internal aircraft fleet.

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

Our MRO business is subject to economic cycles. Although aircraft maintenance is mandatory, during difficult economic times, many of our customers cut maintenance expenditures by reducing flying hours and deferring certain expenditures.

We have seen growing confidence amongst our customers, which has led to increased spending and improvement in many metrics reflected in our fiscal 2012 and fiscal 2013 financial performance. We are cautiously optimistic that improvements will continue into fiscal 2014. We are continuing to see growth in the offshore production as new technology has allowed oil and gas companies to continue exploration and drilling farther offshore. To remain competitive and to service existing and new contracts in this industry, older aircraft in the fleet must be replaced with new aircraft technology to meet customers’ changing demands. The industry is constrained by the pace at which it renews its fleet due to the limited supply of new technology aircraft and the secondary market for aircraft resales. To address these constraints, we have continued efforts to secure commitments to obtain new technology aircraft to support our future growth.

At April 30, 2013, we have committed to purchase 27 new aircraft. The total required additional expenditures related to these purchase commitments is approximately $651.8 million. These aircraft are expected to be delivered in fiscal 2014 ($285.8 million), 2015 ($197.0 million), 2016 to 2017 ($169.0 million) and will be deployed in the Company’s Helicopter Services segment. Subsequent to April 30, 2013, we exercised two purchase options for a total aircraft commitment of 29 new aircraft. These aircraft will be purchased outright or financed through leases. In addition to the limited supply of new aircraft, the secondary market for the sale of aircraft is improving, providing an additional source of capital for new aircraft purchases and lease buyouts.

Australia, Norway, the UK, Brazil and Nigeria and other countries in the Africa-Euro Asia region continue to be important geographical regions for us due to an increase in oil and gas activity. In October 2012, we received our Nigerian air operating certificate and are in the process of setting up our interim base. We believe Nigeria is a growing market due to the number of deep water oil-and-gas discoveries.

Heli-One, our MRO operation is continuing to grow its third party business with additional contract wins in the UK, Europe, Brazil and the US. To further support the growth of the MRO business and expand our global footprint, we have opened an additional MRO facility in Poland. The MRO operation is also reviewing its global inventory management processes and implementing a number of lean process techniques to continue to drive efficiencies in the workshops and our supply chain. In November 2012, we reached a key milestone in our broad transformation initiatives as we turned on our new integrated MRO system. The system will support future growth as it replaces a number of legacy systems, creates improved productivity and standardizes processes across our worldwide MRO operations. As part of our continued growth and support of our supply chain for helicopter parts, we entered into a commitment to purchase $79.0 million of inventory by October 31, 2015.

We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout fiscal year 2013, our primary foreign currency exposures were related to the Canadian dollar, the Euro, the British Pound Sterling, Norwegian Kroner and the Australian dollar. For details on this exposure and the related impact on our results of operations, see Item 7A “Quantitative and qualitative disclosures about market risk” included elsewhere in this Annual Report on Form 10-K.

To further support our growth, we continue with our broad transformation program. The program includes transformative thinking and technology to achieve cost efficiencies through the global standardization of processes and restructuring of the organization to allow us to continue to reshape our earnings and cash flows. Together, these qualities allow us to maximize our value proposition to our customers—allowing them to go further, do more, and come home safely. The transformation program looks at all major aspects of our operations and includes a number of work streams, each including many initiatives.

The transformation program is progressing in accordance with our plan as we continue to consolidate, standardize and enhance our capabilities, tools, processes and systems. As of April 30, 2013, we achieved milestones including the standardization of key performance indicators, detailed reviews of operations in key bases in the Netherlands, Eastern and Western North Sea and Brazil, the opening of the centralized Integrated Operations Center near Dallas, Texas, and the opening of our new MRO facility in Poland. In November 2012, we also turned on our new integrated MRO system, which will standardize our global processes and support future growth in MRO Operations. We are proceeding with our plans to further implement global systems to further enhance operations such as pilot and line maintenance scheduling and to enhance our supply chain and inventory management processes.

Fleet

As of April 30, 2013, our fleet was comprised of the following aircraft:

Aircraft Type	Total
Medium
Sikorsky S76C+	22
Sikorsky S76C++	23
Sikorsky S76A/B/C	22
Eurocopter EC135/145/155	5
Eurocopter AS365 Series	11
Bell 412	11
Agusta AW139	37

131

Heavy
Eurocopter Super Puma series	43
Eurocopter EC225	31
Sikorsky S92A	37
Sikorsky S61N	5

116

Total Aircraft	247

SUMMARY OF THE RESULTS OF OPERATIONS

	For the years ended April 30,
(In thousands of US dollars)	2013	2012	2011
Operating Revenue	$1,578,309	$1,525,795	$1,321,036
Reimbursable Revenue	165,538	166,744	124,424

Total Revenue	1,743,847	1,692,539	1,445,460
Operating Expenses
Direct costs	(1,190,101)	(1,205,740)	(1,047,532)
Earnings from equity accounted investees	4,718	2,844	2,159
General and administration costs	(73,802)	(69,065)	(64,711)

Segment EBITDAR (adjusted) (iii)	484,662	420,578	335,376
Aircraft lease and associated costs	(201,736)	(176,685)	(164,828)
Depreciation	(131,926)	(112,967)	(99,625)
Restructuring costs	(10,976)	(22,511)	(4,751)
Asset impairments	(29,923)	(17,415)	(27,766)
Gain (loss) on disposal of assets	(15,483)	8,169	7,193

Operating income	94,618	99,169	45,599
Interest on long-term debt	(127,199)	(116,578)	(91,462)
Foreign exchange gain (loss)	(11,380)	1,795	17,916
Other financing charges	(18,755)	(15,062)	(67,036)

Loss from continuing operations before tax	(62,716)	(30,676)	(94,983)
Income tax expense	(54,441)	(48,217)	32,916

Loss from continuing operations	(117,157)	(78,893)	(62,067)
Earnings (loss) from discontinued operations, net of tax	1,025	(16,107)	(3,202)

Net loss	($116,132)	($95,000)	($65,269)

Net earnings (loss) attributable to:
Controlling interest	($119,079)	($107,422)	($70,338)
Non-controlling interest	2,947	12,422	5,069

Net loss	($116,132)	($95,000)	($65,269)

Non-GAAP Financial Measures:
Adjusted net loss (i)	($59,346)	($87,549)	($62,612)
Adjusted EBITDAR margin(ii)	31%	28%	25%

(i)	These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent auditors’. These financial measures are therefore considered non-GAAP financial measures. See “Management Discussion and Analysis of the Financial Conditions” for a discussion of these non-GAAP financial measures. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	For the years ended
	2013	2012	2011

Adjusted net loss	($59,346)	($87,549)	($62,612)
Asset impairments	(29,923)	(17,415)	(27,766)
Gain (loss) on disposal of assets	(15,483)	8,169	7,193
Foreign exchange gain (loss)	(11,380)	1,795	17,916

Net loss	($116,132)	($95,000)	($65,269)

(ii)	Adjusted EBITDAR margin is calculated as segment EBITDAR (adjusted) divided by Total Revenue less Reimbursable Revenue. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed cost recorded as reimbursable expense in direct costs. See below for our reconciliation of this non-GAAP measure to the most comparable GAAP measure.

	For the years ended
	April 30, 2013	April 30, 2012	April 30, 2011
Segment (EBITDAR) adjusted	$484,662	$420,578	$335,376

Total Revenues	$1,743,847	$1,692,539	$1,445,460

Segment (EBITDAR) adjusted	$484,662	$420,578	$335,376

Total Revenues less reimbursable revenue	$1,578,309	$1,525,795	$1,321,036

Segment (EBITDAR) adjusted margin	28%	25%	23%
Adjustment for reimbursable revenues	3%	3%	2%

Adjusted EBITDAR Margin	31%	28%	25%

(iii)	These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent auditors’. These financial measures are therefore considered non-GAAP financial measures. See “Management Discussion and Analysis of the Financial Conditions” for a discussion of these non-GAAP financial measures.

The Fiscal Year Ended April 30, 2013 Compared to the Fiscal Year Ended April 30, 2012

	Consolidated Results Summary For the fiscal year ended April 30,		Favorable (Unfavorable)
(in thousands of U.S. dollars)	2013	2012	$ Change	% Change
Helicopter Services(i)	$1,603,403	$1,526,060	$77,343	5.1%
MRO	140,444	166,479	(26,035)	(15.6)%
Corporate and other

Total revenue	1,743,847	1,692,539	51,308	3.0%

Direct costs(ii)	(1,190,101)	(1,205,740)	15,639	1.3%
Aircraft lease and associated costs	(201,736)	(176,685)	(25,051)	(14.2%)

Total direct costs	$(1,391,837)	$(1,382,425)	$(9,412)	(0.7%)

Flying hours	163,442	172,145	(8,703)	(5.1%)
# of aircraft	247	252	(5)	(2.0%)

(i)	Includes revenue from the customer reimbursement of fuel costs of $100.3 million for the fiscal year ended April 30, 2013 and $98.0 million for the fiscal year ended April 30, 2012.
(ii)	Includes $103.8 million in fuel costs for the fiscal year ended April 30, 2013 and $101.2 million for the fiscal year ended April 30, 2012.

Consolidated Results of Operations

Revenue

Revenue increased by $51.3 million to $1,743.8 million compared to fiscal 2012. Helicopter Services revenue increased by $77.3 million, due primarily to new flying contracts with increased flying hours in the Americas, Australasia and the Western North Sea in fiscal 2013. These revenue increases were offset by decreases in the Eastern North Sea and the Africa-Euro Asia region. The Americas contributed an additional $59.6 million in revenues, due primarily to new contracts for heavy helicopters in Brazil combined with the deployment of all aircraft under contracts entered into in late fiscal 2012. These increases in Brazil were partially offset by the expiry of some short-term contracts and by decreases in North America from expired contracts. Australasia contributed an additional $41.2 million due primarily to new contracts entered into at the end of fiscal 2012, where all aircraft were deployed in fiscal 2013. The revenue increases in Australia were partially offset by a net decrease in Southeast Asia from expired contracts. The

Western North Sea contributed additional revenues of $11.4 million, due primarily to new contracts generated from an increase in oil and gas activity in Scotland, England and Ireland. The increase in the Western North Sea’s revenue was partially offset by a lost contract in Denmark. The Eastern North Sea’s revenue decreased by $16.9 million due to a contract expiry in Norway that was partially offset by new contracts from an increase in oil and gas activity in the region. The Africa-Euro Asia region’s revenue decreased by $19.2 million, due primarily to Chad from the sale of the fixed wing aircraft at the end of fiscal 2012 and Nigeria as we exited our relationship with our previous partners. We are in the process of transitioning to our new partners. In October 2012, we received our air operating certificate for Nigeria and are continuing to proceed with the set-up of our interim base. These decreases in revenue were partially offset by revenue increases in Kazakhstan, Mozambique and Tanzania as increased oil and gas activities in these areas generated new contracts.

MRO revenue decreased by $26.0 million due primarily to a decrease in non-PBH project sales including airframes, engine and component work.

Direct Costs

	For the fiscal year ended April 30,		Favorable (Unfavorable)
(in thousands of U.S. dollars)	2013	2012	$ Change	% Change
Crew costs	$(429,230)	$(413,024)	$(16,206)	(3.9%)
Base operations and other costs	(366,018)	(374,512)	8,494	2.3%
Maintenance	(232,486)	(260,210)	27,724	10.7%
Support costs	(162,367)	(157,994)	(4,373)	(2.8%)

	$(1,190,101)	$(1,205,740)	$15,639	1.3%

Direct costs decreased by $15.6 million to $1,190.1 million compared to fiscal 2012. The decrease in direct costs was due primarily to an increase in crew and support costs offset by decreases in base operations and other costs and maintenance costs.

Crew costs increased by $16.2 million to $429.2 million compared to fiscal 2012. The increase was due primarily to additional crew costs for new and existing contracts in Brazil, Australia, the UK, Mozambique, Kazakhstan and Tanzania. These increases were offset by decreases in crew from expired contracts and reduced flying hours in Denmark, Norway and Nigeria. Chad also had a decrease in crew costs as the fixed wing aircraft were sold at the end of fiscal 2012.

Base operations and other costs decreased by $8.5 million to $366.0 million compared to fiscal 2012. Base operations and other costs also included fuel costs re-chargeable to our customers, insurance and travel. The decrease is due primarily to other costs, where we had a sale of parts to a customer in fiscal 2012 that did not reoccur in fiscal 2013. The decrease in base and other costs was partially offset by new contracts in Brazil, Australia and the North Sea, which increased the base set-up costs.

Maintenance costs decreased by $27.7 million to $232.5 million compared to fiscal 2012 due primarily to lower maintenance costs incurred to return a leased aircraft and the decrease in third party non-PBH sales.

Support costs increased by $4.4 million to $162.4 million compared to fiscal 2012 to support the centralized flying operations center and related consulting costs.

Aircraft Lease and Associated Costs

Aircraft leasing costs increased by $25.1 million to $201.7 million, due primarily to an increase in new technology aircraft additions that have higher lease costs partially offset by a number of aircraft that were converted to capital leases during fiscal 2012. We are continuing to acquire expensive new technology aircraft to meet our customers’ needs as they continue exploration and development into deeper waters. We anticipate we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

General and Administration Costs

General and administration costs included in the results of the Corporate Segment increased by $4.7 million to $73.8 million compared to fiscal 2012. The increase is due primarily to information technology costs, personnel support costs, consulting and trainings costs partially offset by a decrease in insurance costs as there were fewer reported claims in fiscal 2013. Information technology costs increased as we incurred more training and consulting costs to support the go-live of the new integrated MRO system in November 2012 and to support other new global systems that are being implemented as part of the broad transformation initiative. Personnel support costs have increased due primarily to compensation costs where vacant roles have been filled.

Depreciation

Depreciation expense increased by $19.0 million to $131.9 million compared to fiscal 2012, due primarily to an increase in rotables to service the new technology aircraft and an increase in aircraft depreciation expense. During fiscal 2013 we identified certain aircraft types that would be exited. As part of this exit, we performed an annual review of the useful lives of aircraft and reduced the useful lives of these aircraft to 10 years. This change in estimate resulted in an increase to depreciation of $11.3 million in fiscal 2013. Of the current year depreciation expense, $78.8 million related to MRO, $52.3 million related to Helicopter Services and the remainder is related to the Corporate Segment.

Restructuring Costs

Restructuring costs decreased by $11.5 million to $11.0 million compared to fiscal 2012, due primarily to a decrease in initial business transformation costs incurred as part of the transformation program to achieve long-term cost efficiencies through the implementation of new systems and processes allowing for global standardization. The decrease in business transformation costs is partially offset by an increase in severance costs. Of the current year restructuring costs, $6.8 million related to the Corporate Segment, $2.6 million related to the Helicopter Services segment, and $1.6 million related to the MRO segment.

Asset impairments

	For the year ended April 30,		Favorable (Unfavorable)
In thousands of US dollars	2013	2012	$ Change

Recovery (impairment) of receivables and funded residual value guarantees	$(1,613)	$272	$(1,885)
Impairment of assets held for sale	(12,164)	(13,469)	1,305
Impairment of assets held for use	(8,421)	—	(8,421)
Impairment of intangible assets	(7,725)	(4,218)	(3,507)

	$(29,923)	$(17,415)	$(12,508)

Asset impairments increased by $12.5 million to $29.9 million compared to fiscal 2012. Asset impairments includes the impairment of receivables and funded residual value guarantees, assets held for sale, assets held for use and intangible assets. The increase in asset impairments related to the Helicopter Services segment is due primarily to an increase in impairment of assets held for use of $8.4 million and intangible assets of $3.5 million. The impairment of assets held for sale increased compared to fiscal 2012 as there are two aircraft types we will be exiting once all the aircraft have completed their flying obligations. The impairment of intangible assets increased compared to fiscal 2012 as the impairment of embedded equity recognized on leased aircraft was higher for the older technology aircraft due to a decline in aircraft values.

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets increased by $23.7 million to $15.5 million compared to fiscal 2012 due primarily to an increase in the losses from the sale and leaseback of aircraft.

Interest on Long-Term Debt

Interest on long-term debt increased by $10.6 million to $127.2 million compared to fiscal 2012 due primarily to an increase in the interest expense on the issuance of the $200.0 million in senior secured notes on October 5, 2012 offset by a decrease in capital lease interest expense as these leases were refinanced at the end of fiscal 2012 as operating leases.

Foreign Exchange Gains (Losses)

Foreign exchange gains decreased by $13.2 million to a foreign exchange loss of $11.4 million compared to fiscal 2012 from the revaluation of net liability positions denominated in U.S. dollars in entities with Norwegian Kroner and Euro functional currencies.

Income Tax Expense

Income tax expense increased by $6.2 million to $54.4 million compared to fiscal 2012. The effective tax rate for the current year period is 86.8% compared to 157.2% in fiscal 2012. The below table provides a breakdown of the items which caused the change in tax expense between fiscal 2013 and 2012:

In millions of US dollars	Increase (decrease) in tax expense	Effective tax rate
Income tax expense at April 30, 2012	$48.2	157.2%
Change in tax expense calculated at statutory rate	(9.3)
Non-deductible items	7.5
Functional currency adjustments	5.3
Valuation allowance	3.1
Rate differences in various jurisdictions and other	(0.4)

Income tax expense at April 30, 2013	$54.4	86.8%

The increase in the income tax expense as compared to fiscal 2012 is due primarily to an increase in non-deductible items, functional currency adjustments and an increase in the valuation allowance taken against deferred tax assets in certain jurisdictions. These increases are partially offset by a decrease in income tax expense calculated at the statutory rate. The non-deductible items increased by $7.5 million due to an increase in the non-deductible interest expense incurred in certain jurisdictions. Income tax expense increased by $5.3 million due to functional currency adjustments from foreign currency gains related to tax balances denominated in Norwegian Kroner, Euro and Canadian dollars in entities with a U.S. dollar functional currency. The increase in the valuation allowance of $3.1 million compared to the prior year period was due to a change in our assessment of the future realization of certain tax assets in fiscal 2013. This change in assessment resulted in a net increase in the valuation allowance of $58.8 million. Of this amount, $34.2 was primarily in relation to deferred tax assets in U.S., Australia, Netherlands and Norway EHOB. The income tax expense calculated at the statutory rate decreased by $9.3 million as net loss before taxes increased in fiscal 2013 compared to fiscal 2012.

Non-Controlling Interest

Net earnings allocated to non-controlling interest decreased by $9.5 million to $2.9 million, due primarily to a decrease in net earnings in EEA Helicopters Operations B.V. (“EHOB”) from higher income tax expense and the loss on the mark to market of the derivatives.

Segmented Results of Operations

During the year ended April 30, 2013, the Company’s chief operating decision maker (the “CODM”) decided to tightly integrate aircraft planning with our Helicopter Services’ commercial operations. As a result, the fleet division previously included in the Corporate Segment was combined with Helicopter Services in the financial information provided to the CODM. MRO revenues were also restated to exclude the elimination of inter-company profits on the internal base maintenance work performed for our internal fleet of aircraft. The segmented information for the years ended April 30, 2012 and 2011 has been restated in the financial information provided to the CODM to reflect the reclassification of the financial information for both of these changes.

Helicopter Services

	For the fiscal year ended April 30,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2013	2012	$ Change	% Change
Operating revenue	$1,437,865	$1,359,316	$78,549	5.8%
Reimbursable revenue	165,538	166,744	(1,206)	(0.7%)

Total third party revenue	1,603,403	1,526,060	77,343	5.1%
Internal revenue	5,575	7,568	(1,993)	(26.3%)

Total revenue	1,608,978	1,533,628	75,350	4.9%

Direct costs	(1,144,045)	(1,135,743)	(8,302)	(0.7%)
Earnings from equity accounted investees	4,718	2,844	1,874	65.9%

Segment EBITDAR (adjusted)	$469,651	$400,729	$68,922	17.2%

Adjusted EBITDAR margin (i)	32.7%	29.5%	3.2%	10.8%
Segment EBITDAR (adjusted) Margin	29.2%	26.1%	3.1%	11.9%

Flight Hours	163,442	172,145	(8,703)	(5.1%)
# of Aircraft	247	252	(5)	(2.0%)
Aircraft lease and associated costs	($201,736)	($176,685)	($25,051)	(14.2%)

(i)	Adjusted EBITDAR margin is calculated as segment EBITDAR (adjusted) divided by Total Revenue less Reimbursable Revenue. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed cost recorded as reimbursable expense in our consolidated statements of income.

Helicopter Services segment EBITDAR (adjusted) has increased by $68.9 million to $469.7 million compared to fiscal 2012. The increase in segment EBITDAR (adjusted) is due primarily to the Americas, Australasia, and the North Sea offset by Africa-Euro Asia. America’s segment EBITDAR (adjusted) increased by $24.3 million due primarily to Brazil from margins on new heavy helicopter contracts combined with the deployment of all aircraft under contracts that began in April 2012. In addition to the margins from revenues, Brazil also had an improvement in crew and aircraft availability that increased segment EBITDAR (adjusted). These increases in America’s segment EBITDAR (adjusted) were partially offset by a decrease in North America from expired contracts. Australasia’s increase in segment EBITDAR (adjusted) of $23.3 million is due primarily to the margins from new contracts offset by higher crew costs. The Western North Sea contributed an additional $9.5 million due primarily to margins from new contracts in Scotland, England and Ireland partially offset the margins from lost and expired contracts. The Eastern North Sea contributed an additional $8.0 million in segment EBITDAR (adjusted) despite the net decrease in revenues due to lower compensation costs in the region. The Africa-Euro Asia region had a net decrease in segment EBITDAR (adjusted) of $2.8 million, due primarily to Chad and Nigeria, offset by an increase in Mozambique and Tanzania from an increase in oil and gas activities that generated new contracts. Segment EBITDAR (adjusted) has decreased in Chad as we sold our fixed wing aircraft at the end of fiscal 2012 and we are continuing to incur costs while we transition our Nigerian operations to our new partners. In October 2012, we received our air operating certificate and we are proceeding with the set-up of our interim base.

Aircraft leasing costs increased by $25.1 million to $201.7 million, due primarily to an increase in new technology aircraft additions that have higher lease costs partially offset by a number of aircraft that were converted to capital leases during fiscal 2012. We are continuing to acquire expensive new technology aircraft to meet our customers’ needs as they continue exploration and development into deeper waters. We anticipate we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

MRO

	For the fiscal year ended April 30,		Favorable (Unfavorable)
(in thousands of U.S. dollars)	2013	2012	$ Change	% Change
Third party revenue	$140,444	$166,479	$(26,035)	(15.6%)
Internal Revenue	286,709	283,026	3,683	1.3%

Total Revenue	427,153	449,505	(22,352)	(5.0%)
Direct costs	(335,453)	(353,485)	18,032	5.1%

Segment EBITDAR (adjusted)	$91,700	$96,020	(4,320)	(4.5%)

Segment EBITDAR (adjusted) Margin	21.5%	21.4%	0.1%	0.5%

MRO generates the majority of its revenue by supporting the internal flying operations. Services to third parties represent 32.9% of the total revenues. Segment EBITDAR (adjusted) decreased by $4.3 million to $91.7 million compared to fiscal 2012 due primarily to the decrease in non-PBH revenues partially offset by an increase in margins from internal PBH revenues and lower support costs. Segment EBITDAR (adjusted) decreased by $17.5 million from lower non-PBH project sales. Despite the decreases from non-PBH sales, the segment EBITDAR (adjusted) margin was marginally impacted by a decrease of 0.3% due to our cost savings from operational improvements. Segment EBITDAR (adjusted) increased by $7.8 million due to additional margins from higher internal PBH revenues combined with lower maintenance costs due to the timing of maintenance events with a favorable margin impact of 0.3%. Segment EBITDAR (adjusted) increased by $5.4 million due to a decrease in support costs from lower consulting costs resulting in a positive impact to the segment EBITDAR (adjusted) margin of 0.1%. The MRO business is expected to continue to expand its sales pipeline for non-PBH services and reduce costs and inventory levels through the implementation of lean process techniques to drive greater efficiencies in the workshops as part of the broad transformation program.

The Fiscal Year Ended April 30, 2012 Compared to the Fiscal Year Ended April 30, 2011

Consolidated Results of Operations

	For the fiscal year ended April 30,		Favorable (Unfavorable)
(in thousands of U.S. dollars)	2012	2011	$ Change	% Change
Helicopter services(i)	$1,526,060	$1,316,238	$209,822	15.9%
MRO	166,479	129,222	37,257	28.8%

Total Revenue	1,692,539	1,445,460	247,079	17.1%

Direct costs(ii)	(1,205,740)	(1,047,532)	(158,208)	(15.1%)
Aircraft lease and associated costs	(176,685)	(164,828)	(11,857)	(7.2%)

Total direct costs	$(1,382,425)	$(1,212,360)	$(170,065)	(14.0)%

Flying hours	172,145	163,884	8,261	5.0%
# of aircraft	252	263	(11)	(4.2%)

(i)	Includes revenue from the customer reimbursement of fuel costs of $98.0 million for the year ended April 30, 2012 and $66.7 million for the year ended April 30, 2011.
(ii)	Includes $101.2 million in fuel costs for the year ended April 30, 2012 and $67.3 million for the year ended April 30, 2011.

Revenue increased by $247.1 million to $1,692.5 million compared to fiscal 2011. Helicopter Services revenue increased by $209.8 million, due primarily to new flying contracts with increased flying hours in the Americas and Australasia and a significant increase in ad hoc flying hours in the Eastern and Western North Sea. Africa-Euro Asia’s revenues have also increased due to new flying contracts in fiscal 2012. The Americas contributed an additional $65.2 million in revenues, due primarily to new contracts for two new heavy helicopters in Brazil, partially offset by the expiry of some short-term contracts. In addition, there was a new short- term contract for two heavy helicopters in the Falkland Islands that began flying in July 2011. Australasia contributed an additional $59.7 million due primarily to a new contract that began in April 2011 in Australia, as all aircraft were deployed under the contract combined with an increase in the flight hours under this contract. As this contract also earns revenues based on the number of hours flown, the increase in flying hours generated greater revenues in fiscal 2012. The revenue increases in Australia were partially offset by a decrease in Southeast Asia from lost contracts and reduced flying hours. The Western North Sea contributed additional revenues of $34.2 million, due primarily to an increase in oil and gas activity in Scotland, England and the Netherlands that allowed aircraft from lost contracts to be redeployed to ad hoc flying contracts resulting in a significant increase in flying hours in fiscal 2012. The Eastern North Sea contributed an additional $34.8 million, due primarily to an increase in oil and gas activity in Norway resulting in higher ad hoc flying hours. This increase was offset by the release of an off-market contract credit in fiscal 2011 for $13.5 million when the customer advised they would not be exercising a renewal option. The off-market credits were recognized on the date of acquisition and were originally valued under the assumption that the customer would exercise all optional contract renewals. The Africa-Euro Asia region’s revenue increased by $13.2 million, due primarily to Kazakhstan, Mozambique and Tanzania, as increased oil and gas activities in these areas generated new contracts with existing customers partially offset by Nigeria. Nigeria’s revenue decreased as we exited our relationship with our previous partners, resulting in a decrease to flying hours and the redeployment of aircraft to other regions. We are currently in discussions with a potential new partner in order to recommence our flying operations in Nigeria.

MRO revenue increased by $37.3 million compared to fiscal 2011, due primarily to an increase in non-PBH revenues, which included an increase in airframes, engine and component work. The increase in airframe, engine and component work was primarily attributable to a newly reorganized sales team, which generated new contracts.

Direct Costs

	For the fiscal year ended April 30,		Favorable (Unfavorable)
(in thousands of U.S. dollars)	2012	2011	$ Change	% Change
Crew costs	$(413,024)	$(360,359)	$(52,665)	(14.6%)
Base operations and other costs	(374,512)	(292,012)	(82,500)	(28.3%)
Maintenance	(260,210)	(240,584)	(19,626)	(8.2%)
Support costs	(157,994)	(154,577)	(3,417)	(2.2%)

	$(1,205,740)	$(1,047,532)	$(158,208)	(15.1%)

Direct costs increased by $158.2 million to $1,205.7 million compared to fiscal 2011. The increase in direct costs was due primarily to an increase in crew, base operations and other costs and maintenance costs to support the growth in the flying operations and MRO.

Crew costs increased by $52.7 million to $413.0 million compared to fiscal 2011. The increase was due to the hiring of additional crew for new and existing contracts in Australia, Brazil and the Falkland Islands of $39.8 million along with $8.1 million in associated training costs. In Brazil, there was an increase of $4.7 million in salary costs for existing employees from wage increases awarded as the result of tight labor markets.

Base operations and other costs increased by $82.5 million to $374.5 million compared to fiscal 2011. Base operations and other costs also included fuel costs re-chargeable to our customers, insurance and travel. New contracts and an increase in ad hoc flying hours in Brazil, Australia, Mozambique, Tanzania, and the North Sea resulted in a cost increase of $27.3 million due to the set up costs for new bases, increased fuel costs from new aircraft and higher flying hours, accommodation costs for additional base and crew employees, and training for new base employees. Existing contracts increased base operations and other costs by $43.6 million as higher flying hours generated higher fuel costs, landing costs and base costs. In fiscal 2011, the base operations and other costs included a $10.2 million write-off of bid costs previously capitalized and the legal and consulting fees incurred in connection with the planned procurement of the UK SARH contract.

Maintenance costs increased by $19.6 million to $260.2 million compared to fiscal 2011. MRO expenses increased due primarily to higher third party activity from airframe maintenance, engine and component work attributed to a newly reorganized sales team, which has focused its efforts in these areas. MRO expenses to support the internal fleet have also increased compared to fiscal 2011 due to an increase in flying hours from new and existing contracts.

Aircraft Lease and Associated Costs

Aircraft leasing costs increased by $11.9 million to $176.7 million, compared to fiscal 2011, due primarily to new technology aircraft additions that have higher lease costs partially offset by a number of aircraft that were converted to capital leases during fiscal 2012. We are continuing to acquire expensive new technology aircraft to meet our customers’ needs as they continue exploration and development into deeper waters. We anticipate we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

General and Administration Costs

General and administration costs included in the results of the Corporate Segment increased by $4.4 million to $69.1 million compared to fiscal 2011. The increase is due primarily to information technology costs, personnel support costs and insurance costs, partially offset by a decrease in consulting and legal costs. Information technology costs increased, due primarily to costs incurred to support the new global systems implemented in connection with our broad transformation initiatives. Personnel support costs are higher than fiscal 2011 as vacant positions in the senior leadership team were filled and there was an increase in the short term incentive compensation due to improved performance during the year. Insurance expense increased due to higher reported claims for self-insured benefits in fiscal 2011. This was partially offset by a decrease in consulting and legal fees, as we incurred costs in fiscal 2011 for strategic projects and activities that we did not incur in 2012.

Depreciation

Depreciation expense increased by $13.3 million to $113.0 million compared to fiscal 2011, due primarily to an increase in rotables to service the new technology aircraft. Of the current year depreciation expense, $66.4 million related to MRO, $44.4 million related to Helicopter Services and the remainder related to the Corporate Segment.

Restructuring Expense

Restructuring costs increased by $17.8 million to $22.5 million compared to fiscal 2011, due primarily to severance costs and other costs incurred as part of the transformation program to achieve long-term cost efficiencies through the implementation of new systems and processes allowing for global standardization. Of the current year restructuring costs, $17.8 million related to the Corporate Segment, $4.5 million related to the Helicopter Services segment, and $0.2 million related to the MRO segment.

Asset impairments

	For the year ended April 30,		Favorable (Unfavorable)
(in thousands of U.S. dollars)	2012	2011	$ Change
Recovery (impairment) of receivables and funded residual value guarantees	$272	$(1,919)	$2,191
Impairment of assets held for sale	(13,469)	(5,239)	(8,230)
Impairment of assets held for use
Impairment of intangible assets	(4,218)	(20,608)	16,390

	$(17,415)	$(27,766)	$10,351

Asset impairments related to the Helicopter Services segment decreased by $10.4 million to $17.4 million compared to fiscal 2011. Asset impairments includes the impairment of receivables and funded residual value guarantees, assets held for sale, of assets held for use and intangible assets. The decrease in asset impairments was due primarily to the impairment of embedded equity offset by an increase in the impairment on assets held for sale. The decrease in impairment of intangible assets of $16.4 million was due primarily to embedded equity related to the annual impairment testing conducted for older technology aircraft that did not reoccur in fiscal 2012. The increase in impairment of the assets held for sale of $8.2 million was due primarily to older technology aircraft that are being sold to increase the mix of new aircraft technology and a building classified as held for sale. In addition, more aircraft were impaired in fiscal 2012 compared to fiscal 2011.

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

Income Tax Recovery (Expense)

Income tax recovery decreased by $81.1 million to an income tax expense of $48.2 million compared to fiscal 2011. The effective tax rate for fiscal 2012 is 157.2% compared to (34.7%) in fiscal 2011. The below table provides a breakdown of the items which caused the change in tax recovery between the current year and the prior year:

(in thousands of U.S. dollars)	Increase (decrease) in tax recovery	Effective Tax Rate
Income tax recovery at April 30, 2011	$32,916	(34.7%)
Change in tax recovery calculated at statutory rate	(18,649)
Rate differences in various jurisdictions	(27,408)
Non-deductible items	28,642
Functional currency adjustments	(27,536)
Valuation allowance	(36,411)
Other	(229)

Income tax expense at April 30, 2012	$(48,217)	157.2%

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

Non-Controlling Interest

Net earnings allocated to non-controlling interest increased by $7.4 million to $12.4 million compared to fiscal 2011, due primarily to an increase in net earnings in EEA Helicopters Operations B.V. (“EHOB”).

Segmented Results of Operations

During the year ended April 30, 2013, the Company’s chief operating decision maker (the “CODM”) decided to tightly integrate aircraft planning with our Helicopter Services’ commercial operations. As a result, the fleet division previously included in the Corporate Segment was combined with Helicopter Services provided to the CODM. MRO revenues were also restated to exclude the elimination of inter-company profits on the internal base maintenance work performed for our internal fleet of aircraft. The segmented information for the years ended April 30, 2012 and 2011 has been restated in the financial information provided to the CODM to reflect the reclassification of the financial information for both of these changes.

Helicopter Services

	For the year ended April 30,		Favorable (Unfavorable)
(In thousands of U.S. dollars)	2012	2011	$ Change	% Change
Third party revenue	$1,359,316	$1,191,814	$167,502	14.1%
Reimbursable revenue	166,744	124,424	42,320	34.0%

Total third party revenue	1,526,060	1,316,238	209,822	15.9%
Internal revenue	7,568	8,125	(557)	(6.9%)

Total revenue	1,533,628	1,324,363	209,265	15.8%

Direct costs	(1,135,743)	(969,997)	(165,746)	(17.1)%
Earnings from equity accounted investees	2,844	2,159	685	31.7%

Segment EBITDAR (adjusted)	$400,729	$356,525	44,204	12.4%

Adjusted EBITDAR margin (i)	29.5%	29.9%	(0.4)%	(1.3)%

Segment EBITDAR (adjusted) Margin	26.1%	26.9%	(0.8%)	(3.0%)

Flight Hours	172,145	163,884	8,261	5.0%
# of Aircraft	252	263	(11)	(4.2%)
Aircraft lease and associated costs	($176,685)	($164,828)	($11,857)	(7.2%)

(i)	Adjusted EBITDAR margin is calculated as segment EBITDAR (adjusted) divided by Total Revenue less Reimbursable Revenue. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed cost recorded as reimbursable expense in our consolidated statements of income.

Helicopter Services segment EBITDAR (adjusted) has increased by $44.2 million to $400.7 million compared to fiscal 2011. The increase in segment EBITDAR (adjusted) is due primarily to the Western and Eastern North Sea, Australasia, and the Americas partially offset by the Africa-Euro Asia region. The North Sea contributed an additional $28.2 million due primarily to an increase in oil and gas activities in Scotland, England and Norway, where the availability of aircraft resulted in a significant increase in ad hoc flying hours. Australasia’s increase in segment EBITDAR (adjusted) of $13.3 million is due primarily to the margins from a new contract that began in April 2011 in Australia as all aircraft have been deployed in the current year combined with an increase in flying hours during the current year and other contract wins. In the prior year, Australia’s segment EBITDAR (adjusted) was lower as costs continued to be incurred on a lost customer contract. The segment EBITDAR (adjusted) increase in Australia is offset by Southeast Asia, where costs continued to be incurred on existing contracts with a reduction in flying hours and lost contracts. America’s segment EBITDAR (adjusted) increased by $5.7 million due primarily to new contracts in Brazil and margins from a new short-term contract in the Falkland Islands. The additional revenue earned in Brazil was offset by higher crew, base and support staff costs from a tight labor market, and aircraft availability issues from the supply of parts. We continue to review our parts management and supply chain processes to support the growth in the region. The Africa-Euro Asia region had a net decrease in segment EBITDAR (adjusted) of $2.5 million, due primarily to Nigeria, offset by an increase in Mozambique, Kazakhstan, Tanzania, and Romania. Segment EBITDAR (adjusted) increased in Mozambique, Kazakhstan, Tanzania, and Romania as there was an increase in oil and gas activities that generated new contracts. Segment EBITDAR (adjusted) has decreased in Nigeria as we exited our relationship with our previous partners thereby resulting in a decrease in flying hours and the redeployment of aircraft to other regions. We have engaged in discussions with a potential new partner in order to recommence our flying operations in Nigeria.

Aircraft leasing costs increased by $11.9 million to $176.7 million compared to fiscal 2011, due primarily to new technology aircraft additions that have higher lease costs partially offset by a number of aircraft that were converted to capital leases during fiscal 2012. We are continuing to acquire expensive new technology aircraft to meet our customers’ needs as they continue exploration and development into deeper waters. We anticipate we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

MRO

	For the year ended April 30,		Favorable (Unfavorable)
(in thousands of U.S. dollars)	2012	2011	$ Change	% Change
Third party revenue	$166,479	$129,222	$37,257	28.8%
Internal Revenue	283,026	239,321	43,705	18.3%

Total Revenue	449,505	368,543	80,962	22.0%
Direct costs	(353,485)	(324,057)	(29,428)	(9.1%)

Segment EBITDAR (adjusted)	$96,020	$44,486	51,534	115.8%

Segment EBITDAR (adjusted) Margin	21.4%	12.1%	9.3%	76.9%

MRO generates the majority of its revenue by supporting the internal flying operations and is continuing to expand its services to third parties, which represent 37.0% of the total revenues. Segment EBITDAR (adjusted) increased by $51.5 million to $96.0 million compared to fiscal 2011. In fiscal 2011, the decrease in internal revenues from lower flying hours combined with the increase in labor and materials to service the higher level of unscheduled maintenance events on the internal fleet resulted in a decrease to the segment EBITDAR (adjusted), which did not reoccur in the current year. In fiscal 2012, there has been an increase in internal revenues to support the growth in Helicopter Services and a decrease in the level of unscheduled maintenance events on the internal fleet. The higher revenues in fiscal 2012 have contributed approximately $23.0 million in additional segment EBITDAR (adjusted). The higher margins earned on these revenues resulted in a positive impact on the segment EBITDAR (adjusted) margin of 4.2%. Lower costs in the current year combined with the termination of a third party PBH contract in April 2011 that earned negative margins from a high level of unscheduled maintenance events have contributed an additional $22.0 million in segment EBITDAR (adjusted) with a positive impact on the segment EBITDAR (adjusted) margin of 4.0%. Segment EBITDAR (adjusted) also increased by $4.0 million with a positive impact on the segment EBITDAR (adjusted) margin of 0.7% as costs incurred in the prior year related to inventory write-offs and consulting costs for strategic projects did not reoccur in the current year. In the current year, cost savings from the implementation of supply chain sourcing initiatives as part of the broad transformation program and vacant support positions that were not filled earlier in the year contributed an additional $2.5 million to segment EBITDAR (adjusted). These cost savings resulted in a positive impact to the segment EBITDAR (adjusted) margin of 0.4%. The MRO business is expected to continue to reduce costs and inventory levels through the implementation of lean process techniques to drive greater efficiencies in the workshops as part of the broad transformation program.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

Analysis of Historical Cash Flows

	For the year ended April 30,
(in thousands of U.S. dollars)	April 30, 2013	April 30, 2012	April 30, 2011
Cash provided by (used in) operating activities	$(763)	$15,601	$42,290
Cash provided by (used in) financing activities	220,923	207,215	(3,005)
Cash used in investing activities	(149,917)	(217,673)	(160,755)
Effect of exchange rate changes on cash and cash equivalents	(2,076)	(18,517)	15,431

Change in cash and cash equivalents during the period	$68,167	$(13,374)	$(106,039)

For the Fiscal Years Ended April 30, 2013 and April 30, 2012

Cash Flows Provided By Operating Activities

Cash flows provided by operating activities decreased by $16.4 million to a $0.8 million use of cash compared to fiscal 2012 as operational improvements of $46.6 million were more than offset by an unfavorable movement in the operating assets and liabilities of $47.7 million, an increase in interest expense of $10.6 million and pension contributions of $2.2 million. The unfavorable movement in operating assets and liabilities is due primarily to an increase in receivables of $55.3 million and inventory of $18.2 million. Accounts receivable has increased due to the timing in the collection of receivables, while inventory has increased in fiscal 2013 to allow for larger purchase discounts and to support our improved aircraft availability. These increases in the use of cash are offset by our payable and accruals, which has increased by $21.8 million due to the timing of supplier payments at year end and deferred revenue by $5.4 million. Interest increased by $10.6 million due primarily to the additional interest paid on the $200.0 million in Senior Secured Notes issued in October 2012 offset by a decrease in interest paid on capital lease obligations due to the lease refinancings. Cash pension contributions have increased due primarily to the funding of the Norwegian pension plan.

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

Cash Flows Used In Financing Activities

Cash flows provided by financing activities increased by $13.7 million to $220.9 million compared to fiscal 2012, due primarily to the net proceeds from the issuance of $199.1 million in additional Senior Secured Notes (the “notes”). The increase was offset by a decrease in proceeds from the stock issuance of capital stock in fiscal 2012 of $75.1 million that did not reoccur in fiscal 2013, an increase in net debt payments of $90.3 million from increased draws on the revolver and a decrease in the securitization accounts receivable of $19.9 million from the timing of funding.

On October 5, 2012, we issued an additional $200.0 million of Senior Secured Notes which increased our overall liquidity. The gross proceeds from the notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $4.0 million, which are being amortized over the term of the notes. The notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The notes have an aggregate principal value of $200.0 million, were issued at 101.0% of par value, bear interest at an annual rate of 9.25% with semi-annual interest payments on April 15 and October 15 and mature on October 2020.

Cash Flows Used In Investing Activities

Cash flows used in investing activities decreased by $67.8 million to $149.9 million compared to fiscal 2012, due primarily to an increase in proceeds on disposal of property and equipment of $135.1 million offset by an increase in property and equipment additions of $51.3 million and an increase in aircraft deposits, net of lease inceptions of $24.4 million. The increase in the proceeds from the disposal of property and equipment is due primarily to an increase in the number of sale and lease back of aircraft from 12 in fiscal 2012 to 22 in fiscal 2013. Aircraft deposits increased as the Company advanced deposits for the purchase of the new technology aircraft.

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

Liquidity and Sources of Liquidity

At April 30, 2013, our liquidity totaled $360.2 million, which was comprised of cash and cash equivalents of $123.7 million, unused capacity in the revolver of $197.3 million, net of letters of credit of $52.7 million, and undrawn overdraft facilities of $39.2 million. Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. On May 13, 2013, we issued $300.0 million of unsecured senior notes which increased our overall liquidity. The aggregate principal value of $300.0 million in unsecured senior notes were issued at par value, bear interest at an annual rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021. The net proceeds from the unsecured senior notes were used to repay the borrowings under our senior secured revolving credit facility and to fund general working capital requirements. The $300.0 million unsecured senior notes issued on May 13, 2013 have not materially increased overall indebtedness, as the net proceeds were used to repay the revolving credit facility, but annual cash requirements have increased by approximately $28.1 million due to the additional interest payment obligations.

The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of the industry. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including the notes, and revolving credit facility. Any insufficiency could negatively impact the business. In addition, the indenture governing the notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, as well as our ability to access financing through the revolving line of credit, other financing markets, new operating leases and proceeds from the sale of aircraft and other assets are sufficient to meet our on-going cash flow requirements. Similarly, we expect that our transformation program will generate new initiatives to create greater liquidity. However, our earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, if necessary, may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See Item 1A “Risk Factors—Our indebtedness and lease obligations could adversely affect our business and liquidity position”.

Sources of Liquidity

On May 13, 2013, we issued $300.0 million of unsecured senior notes which increased our overall liquidity. The aggregate principal value of $300.0 million in unsecured senior notes were issued at par value, bear interest at an annual rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021. The net proceeds from the notes were used to repay the borrowings under our senior secured revolving credit facility. We also incurred financing fees of approximately $5.2 million, which will be amortized over the term of the senior unsecured notes.

On October 5, 2012, we issued an additional $200.0 million of senior secured notes. The additional senior secured notes were issued under the same indenture that governs the $1.1 billion of senior secured notes which were previously issued in October 2010. The additional senior secured notes with an aggregate principal value of $200.0 million were issued at 101.0% of par value, bear interest at an annual rate of 9.25%, with semi-annual interest payments on April 15 and October 15, and mature on October 15, 2020. The gross proceeds from the senior secured notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $4.0 million, which are being amortized over the term of the senior secured notes.

The senior secured revolving credit facility for $375.0 million is held with a syndicate of financial institutions for a term of five years and bears interest at the alternate base rate, LIBOR, Canadian Prime Rate or EURIBOR, plus an applicable margin that ranges from 2.75% to 4.50%. The revolving credit facility is secured on a super senior first priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries through a general secured obligation. For information about the financial position and results of operations of our guarantor subsidiaries, see Note 29 of our audited annual consolidated financial statements for the year ended April 30, 2013 included elsewhere in this Annual Report on Form 10-K.

To assist with future growth opportunities, a key initiative of our transformation program is to create greater liquidity through the implementation of new cost control measures such as optimizing the procurement of capital expenditures and inventory, working capital improvements and optimization of customer contracts and improved profit growth. A more detailed review of other sources of liquidity such as asset securitizations, additional lease financing and alternative market financing is currently underway.

Future Cash Requirements

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the contractual obligations and other commercial commitments on an undiscounted basis as of April 30, 2013 and the period that the contractual obligation or commitment is expected to be settled in cash.

(in thousands of U.S. dollars)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Payables and accruals	$419,179	$419,179	$—	$—	$—
Current facility secured by accounts receivable	53,512	53,512	—	—	—
Long-term debt and capital lease obligations(i)	1,489,922	2,846	146,464	9,286	1,331,326
Interest on long-term debt(ii)(iv)	950,417	128,622	254,105	244,977	322,713
Operating leases(iii)	1,421,787	239,123	427,918	339,663	415,083
New aircraft commitments	651,800	285,800	197,000	169,000	—
Other derivative financial instruments	20,516	6,948	12,275	964	329
Total contractual obligations	$5,007,133	$1,136,030	$1,037,762	$763,890	$2,069,451

(i)	This excludes the unamortized discount on the senior secured notes of $12.7 million.
(ii)	Interest on variable rate debt was estimated based on applicable forward rates as of April 30, 2013.
(iii)	See “Operating Lease Commitments” for a discussion of our efforts to obtain a long-term covenant reset and the size of our remaining operating lease portfolio.
(iv)	On May 13, 2013, we issued $300.0 million in unsecured senior notes at par value, which bears interest at an annual rate of 9.375% with semi-annual interest payments on June 1 and December 1 and a maturity date of June 1, 2021. As the unsecured senior notes were issued after April 30, 2013, the interest payments have not been included in the above table.

Operating Lease Commitments

We entered into aircraft operating leases with 18 lessors in respect of 166 aircraft included in our fleet as of April 30, 2013. As of April 30, 2013, these leases had expiry dates ranging from fiscal 2014 to 2023. We have the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.

At April 30, 2013, we have commitments with respect to operating leases for aircraft, buildings, land and equipment. For aircraft leases expiring in the next twelve months, where we have the option to refinance these leases, purchase the aircraft or return the aircraft under the agreement terms.

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

Other Commitments

As of April 30, 2013, we have committed to purchase 27 new aircraft. The total required additional expenditures related to these purchase commitments is approximately $651.8 million. These aircraft are expected to be delivered in fiscal 2014 ($285.8 million), 2015 ($197.0 million), 2016 to 2017 ($169.0 million) and will be deployed in the Company’s Helicopter Services segment.

Subsequent to April 30, 2013, we exercised two purchase options for a total commitment of 29 new aircraft.

Variable Interest Entities

The Company has variable interest in entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third party customers. At April 30, 2013, the Company had operating leases for 53 aircraft with variable interest entities that were not consolidated. See Note 4 of the audited annual consolidated financial statements as of April 30, 2013 included elsewhere in this Annual Report on Form 10-K.

Guarantees

The Company has provided limited guarantees to third parties under some of its operating leases relating to a portion of the residual aircraft values at the termination of the leases. The leases have terms expiring between fiscal 2014 and 2022. At April 30, 2013, the Company’s exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $232.3 million.

Contingencies

The Company has exposure for certain legal matters as disclosed in Note 26 to the annual consolidated financial statements for the year ended April 30, 2013 included elsewhere in this Annual Report on Form 10-K. There have been no material changes in our exposure to contingencies.

Covenants and Adjusted EBITDA

The Company’s senior secured notes, unsecured senior notes, revolving credit facility, other long-term debt obligations and certain helicopter lease agreements impose operating and financial limitations on the Company through covenants, which among other things, limit the ability to incur additional indebtedness, create liens, sell or sublease assets, engage in mergers or acquisitions and make dividend and other payments.

Adjusted EBITDA is calculated by adding to or subtracting from net earnings (loss) certain of the adjustment items permitted in calculating covenant compliance under the applicable indenture governing the senior secured notes and the unsecured senior notes. We describe these adjustments to net earnings (loss) in the table below. Adjusted EBITDA is a supplemental measure of our ability to service indebtedness that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net earnings (loss) or other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. In addition, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies. Management believes that the presentation of Adjusted EBITDA included in this Annual Report on Form 10-K provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance of our business. We will also use Adjusted EBITDA as a measure to calculate certain financial covenants related to our revolving credit facility, the senior secured notes indenture and the unsecured senior notes indenture. Under the revolving credit facility agreement, the Company must maintain a maximum ratio of 2.5 to 1 of first priority net debt as defined in the revolving credit facility agreement to Adjusted EBITDA. If the financial covenant is not maintained, repayment of the revolving credit facility can be accelerated. Under the revolving credit facility agreement, senior secured notes indenture and unsecured senior notes indenture, the Company must meet certain Adjusted EBITDA ratios to incur additional indebtedness above the permitted indebtedness as defined in the revolving credit facility agreement, senior secured notes indenture and unsecured senior notes indenture. To incur additional indebtedness which is not otherwise permitted, the Company must have an Adjusted EBITDA to fixed charges ratio as defined in the revolving credit facility agreement, senior secured notes indenture and unsecured senior notes indenture that is equal to or greater than 2.0 to 1.0. However, if the indebtedness is secured by a lien then the Company must also have a total secured indebtedness, net of cash, to Adjusted EBITDA ratio as defined in the revolving credit facility agreement and notes indenture that is less than or equal to 5.0 to 1.0.

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

Set forth below is a reconciliation of net loss to Adjusted EBITDA derived from the fiscal years ended April 30, 2013 and 2012. As of April 30, 2013, the Company was in compliance with all financial covenants contained in the agreements governing its outstanding indebtedness.

	For the year ended April 30, 2013	For the year ended April 30, 2012
	(in thousands of U.S. dollars)

Net loss	$(116,132)	$(95,000)

Discontinued operations	(1,025)	16,107

Earnings from equity accounted investees, net of cash distributions received	(2,669)	(1,710)

Fixed charges (a)	129,688	112,192

Other financing charges	27,646	17,653

Income tax expense	54,441	48,217

Depreciation	131,926	112,967

Asset impairment charge (b)	29,923	17,415

Loss (gain) on disposal of assets	15,483	(8,169)

Restructuring costs	11,443	12,269

Business optimization costs	6,816	19,315

Stock-based compensation expense	446	735

Depreciation of deferred charges (c)	3,527	2,715

Depreciation of advanced aircraft rental payments	4,517	4,999

Unusual/non-recurring costs (d)	—	—

Investment/acquisition/permitted disposal (e)	—	139

Pension adjustment (f)	(9,357)	(1,118)

Pro-forma capital lease adjustment (g)	—	—

Adjusted EBITDA (h)	$286,674	$258,726

(a)	Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the unsecured senior notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.
(b)	Asset impairment charge includes impairment (recovery) of funded residual value guarantees, impairment of assets held for sale, impairment of assets held for use and impairment of intangible assets.
(c)	Depreciation of initial costs on leased aircraft.
(d)	Unusual or non-recurring costs that include professional fees.
(e)	Costs incurred related to potential investment, acquisitions, and divestures.
(f)	This is an adjustment to arrive at the current service cost of the pension.
(g)	This is a pro-forma adjustment as per the indenture governing the notes resulting from the capitalization of certain operating leases.
(h)	Adjusted EBITDA for the periods presented does not include the pro-forma effect of aircraft acquisitions or disposals. However, the new revolving credit facility and the applicable indenture governing the senior secured notes and the unsecured senior notes permit us to calculate Adjusted EBITDA for purposes of the applicable covenants contained therein giving pro-forma effect to aircraft acquisitions, net of disposals.

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

Consolidation of variable interest entities (“VIEs”)

We are required to consolidate a VIE if we are determined to be its primary beneficiary. Significant judgments are made in assessing whether we are the primary beneficiary, including determination of the activities that most significantly impact the VIE’s economic performance. This significant judgment is discussed further in Note 4 of our audited annual consolidated financial statements for the year ended April 30, 2013 included elsewhere in this Annual Report on Form 10-K.

Property and equipment

Flying assets are amortized to their estimated residual value over their estimated service lives using the straight-line method. The estimated service lives and associated residual values are based on management estimates including an analysis of future values of the aircraft and our experience. The estimated service lives and associated residual values of aircraft are reviewed when there are indicators that a change in estimate may be necessary. During the year a review was performed of the estimated service lives of aircraft and the estimated service life of certain aircraft types that we will be exiting was reduced to 10 years. The change in estimate increased depreciation and decreased property and equipment by $11.3 million in the year ended and as of April 30, 2013 respectively.

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

In the years ended April 30, 2013, April 30, 2012 and April 30, 2011, we have recognized impairment of $12.2 million, $13.5 million, and $5.2 million respectively on assets classified as held for sale.

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

No impairment for long-lived assets held for use was recognized for the year ended April 30, 2011 as the future projected undiscounted cash flows of our older technology aircraft exceeded their carrying amounts by $366.9 million. For the year ended April 30, 2012, no impairment testing was performed as there were no indicators of impairment identified. For the year ended April 30, 2013, $8.4 million of impairment on assets held for use was recognized, as their carrying values were not deemed to be recoverable as a strategic decision was made to exit certain aircraft type upon completion of their flying obligations.

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

In the years ended April 30, 2013, April 30, 2012 and April 30, 2011, we have recognized impairment losses of $7.7 million, $4.2 million and $20.6 million, respectively. The impairments are due to the fair value of the aircraft declining from when the embedded equity was first recognized at the time of the acquisition of the Predecessor.

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

During the year ended April 30, 2012, we changed the testing date from April 30 to February 1. We adopted this change in timing in order to ensure that the annual impairment test would be completed by the required filing date of our annual financial statements. At February 1, 2013, February 1, 2012 and April 30, 2011, we performed our annual impairment test of goodwill. All of our goodwill is contained in the Helicopter Services reporting unit. No impairment has been recognized in the years ended April 30, 2013, April 30, 2012 and April 30, 2011 as the fair value of this reporting unit exceeded its carrying amount by $504.4 million, $400.4 million and $77.2 million respectively. In the event that the carrying value exceeded the fair value, we would have performed the second step in the two step impairment test to determine the amount of the impairment loss.

The fair value of our reporting units is most significantly affected by the discount rate used, the expected future cash flows and the long-term growth rate. We operate in a competitive environment and derive a significant portion of revenue from the offshore oil and gas industry. The ability to win new contracts, retain existing customers as well as the continued demand for flying services in the oil and gas market will affect our future cash flows and future growth. Relatively minor changes in future cash flows, growth rates and discount rates could significantly affect the estimate of reporting unit fair value and the amount of impairment loss recognized, if any.

If the discount rates used in our goodwill impairment test were to increase by 0.5% the fair value of the goodwill would have exceeded the carrying value by $365.5 million, $265.0 million and $48.4 million as of February 1, 2013, February 1, 2012 and April 30, 2011 respectively.

The fair value of trademarks and trade names is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate. No impairment has been recognized in the years ended April 30, 2013, April 30, 2012 and April 30, 2011 for trademarks and trade names as the discount rate for the carrying value to exceed the fair value of the trademarks is Helicopter Services and Heli-One would be 28.7% (2012-25.3% and 2011-22.5%) and 46% (2012-47.0% and 2011-47.0%), respectively.

Pension benefits

We maintain both funded and unfunded defined benefit employee pension plans. Approximately 28% of our active employees are covered by defined benefit pension plans. As of April 30, 2013, we had an unfunded deficit of $87.7 million compared to $88.3 million at April 30, 2012. The pension expense for fiscal 2013 was $7.4 million, compared to $15.6 million for fiscal 2012. The overall asset mix was 31% equities, 50% fixed income and 19% money market as of April 30, 2013. This asset mix varies by each plan.

Measuring our obligations under the plans and related periodic pension expense involves significant estimates. Our pension benefit costs are accrued based on our review of annual analyses performed by our actuaries. These factors include assumptions about the rate at which the pension obligation is discounted, the expected long-term rate of return on plan assets, the rate of future compensation increases and mortality rates. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. We have determined the discount rate using market based data in consultation with our actuaries. The overall expected long-term rates of return on plan assets have been determined in part by assessing current and expected asset allocations as well as historical and expected returns on various categories of the assets. Such expected rates of return ignore short-term fluctuations. We believe these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments.

The weighted average discount rate of the various pension plans used to determine the pension benefit obligation was 4.06% as of April 30, 2013 compared to 4.40% as of April 30, 2012. The weighted average discount rate used to determine the pension expense is 4.06% as of April 30, 2013 compared to 4.98% at April 30, 2012.

The calculation of the estimate of the expected long-term rate of return on assets and additional discussion regarding pension and other postretirement plans is described in Note 20—Employee pension plans to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The weighted average expected long-term rate of return on assets associated with our pension benefits was 6.72% at April 30, 2013 and 5.60% at April 30, 2012. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience.

The actuarial assumptions used to determine pension benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. Differing estimates may have a material impact on the amount of pension expense recorded and on the carrying value of prepaid pension costs and accrued pension obligations.

Contingent liabilities

We are subject to a variety of claims, lawsuits and investigations in the ordinary course of business as discussed in Note 26 to our audited annual consolidated financial statements for the year ended April 30, 2013 included elsewhere in this Annual Report on Form 10-K. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge, experience of management and our internal and external legal counsel.

Income taxes

We are subject to taxes in numerous foreign jurisdictions. Income and other tax risks recognized in the Consolidated Financial Statements reflect management’s best estimate of the outcome based on the facts known at the balance sheet date in each individual country. These facts may include, but are not limited to, change in tax laws and interpretation thereof in the various jurisdictions where the Company operates. They may have an impact on the income tax as well as the resulting assets and liabilities. Any differences between tax estimates and final tax assessments are charged to the statement of operations in the period in which they are incurred.

In addition, our business and operations are complex and include a number of significant financings, acquisitions and dispositions. The determination of earnings, payroll and other taxes involves many factors including the interpretation of tax legislation in multiple jurisdictions in which we are subject to ongoing tax assessments. When applicable, we adjust the previously recorded income tax expense, direct costs, interest and the associated assets and liabilities to reflect its change in estimates or assessments. These adjustments could materially change our results of operations.

We have assessed the realization of the deferred income tax asset (net of allowance) related to income tax losses as more likely than not that the asset will be realized. Judgment is required in determining whether the deferred tax assets will be realized in full or in part. At April 30, 2013, we had a valuation allowance of $271.1 million. The realization of the deferred tax asset was based on assumptions regarding the reversal of existing future tax liabilities and future earnings levels in the subsidiaries with accumulated losses, and an ability to implement tax planning measures. If, in the future, it is determined that it is more likely than not that all or part of the deferred tax asset will not be realized, a charge will be made to earnings in the period when such determination is made.

Stock based compensation

On December 30, 2011, our parent adopted a new equity compensation plan which permits the grant of time and performance options, performance options and restricted share units to eligible employees, directors or consultants of the Parent and its affiliates. The terms of the options are described in Note 19 of our annual audited consolidated financial statements for the fiscal year ended April 30, 2013 included elsewhere in this Annual Report on Form 10-K.

We estimate the grant date fair value of stock options using a Monte-Carlo simulation model. The key factors that will create value in these awards include: (1) the year of an Exit Event (either an initial public offering or subsequent public offering of the equity of the Company or the merger, consolidation, sale of interests or sale of assets of the Company), (2) the probability that an Exit Event will occur in a particular year, which is based on management’s assessment of when this is likely to occur, (3) the risk free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the grant’s expected life and (4) the ultimate exit value of the Company, which is estimated using historical volatility and implied volatility data of ten peer companies’ stock price. If any of the assumptions used in the Monte Carlo simulation model changes significantly, stock- based compensation for future awards may differ materially compared with the awards granted previously.

We have determined that not being able to exercise the options until an Exit Event has occurred that results in the investors recovering their initial investment meets the definition of a performance condition. As of April 30, 2013, we have determined that it is not probable that the performance condition will occur and therefore, no stock compensation expense has been recognized to date.

Recent Accounting Pronouncements

See Note 2 in the audited annual consolidated financial statements for the fiscal year ended April 30, 2013 contained elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and qualitative disclosures about market risk

Interest Rate Risk

As of April 30, 2013 we have $1,451.6 million of debt outstanding excluding capital leases, $126.6 million of which carries a variable rate of interest. The fair value of our fixed rate long-term debt fluctuates with changes in interest rates and has been estimated based on quoted market prices.

The following table provides information about our interest rate sensitive financial instruments by expected maturity date as of April 30, 2013.

(in thousands of U.S. dollars)	2014	2015	2016	2017	2018	thereafter	Fair value

Long-term debt
Fixed rate	$708	759	3,052	864	934	$1,318,629	$1,428,643
Average interest rate	6.93%	6.93%	3.68%	6.93%	6.93%	9.20%
Variable rate	1,077	539	125,000	—	—	—	126,616
Average interest rate	2.14%	2.03%	5.05%	—	—	—

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

The following tables provide information about our foreign exchange sensitive financial instruments, all of which are recorded in entities with U.S. functional currency, by expected maturity as of April 30, 2013:

(in thousands of U.S. dollars)	2014		2015		2016		2017	2018	thereafter	Fair value

Long-term debt denominated in foreign currencies:
Variable rate (CAD)		$1,077		$539		$—	$—	$—	$—	$1,616
Average interest rate		2.14%		2.03%		—	—	—	—
Fixed rate (CAD)		708		759		814	864	934	31,326	35,405
Average interest rate		6.93%		6.93%		6.93%	6.93%	6.93%	6.93%
Forward contracts to sell U.S. dollars and buy foreign currencies:
Notional amount	CAD	104,922	CAD	92,000	CAD	35,000	—	—	—	$383
Average contract rate		1.01		1.02		1.03	—	—	—
Notional amount	EUR	55,251	EUR	14,017		—	—	—	—	5,451
Average contract rate		1.24		1.24		—	—	—	—	—
Forward contracts to sell Pounds Sterling and buy foreign currencies:
Notional amount	EUR	26,000	EUR	22,000	EUR	13,000	—	—		$(1,270)
Average contract rate		0.86		0.86		0.86	—	—	—

The following tables provide information about our foreign exchange sensitive financial instruments, all of which are recorded in entities with Pound Sterling functional currency, by expected maturity as of April 30, 2013:

(in thousands of U.S. dollars)	2014	2015	2016	2017	2018	thereafter	Fair value

Long-term debt denominated in foreign currencies:
Fixed rate (EUR)	—	—	$2,238	—	—	—	$2,238
Average interest rate	—	—	2.50%	—	—	—

Firmly committed sales contracts, forecasted payroll transactions and aircraft purchase commitments denominated in foreign currencies are not included in the above table. Trade accounts payable and receivable have been excluded because their carrying amounts approximate fair value.

Credit Risk

The Company is exposed to credit risk on its financial investments which depends on counterparties’ ability to fulfill their obligations to the Company. The Company manages credit risk by entering into arrangements with established counterparties and through the establishment of credit policies and limits, which are applied in the selection of counterparties.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of 6922767 Holding S.à.r.l.

We have audited the accompanying consolidated balance sheets of 6922767 Holding S.à.r.l. (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholder’s equity, and cash flows for each of the three years in the period ended April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 6922767 Holding S.à.r.l. at April 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chartered Accountants

Vancouver, Canada

July 12, 2013

6922767 HOLDING S.à.r.l.

Consolidated Balance Sheets

(Expressed in thousands of United States dollars)

April 30, 2013, with comparative information for 2012

	2013	2012

Assets

Current assets:
Cash and cash equivalents	$123,714	$55,547
Receivables, net of allowance for doubtful accounts of $4.3 million and $2.6 million, respectively (notes 4 and 12)	322,396	266,115
Income taxes receivable	25,871	20,747
Deferred income tax assets (note 17)	49	8,542
Inventories (note 11)	105,794	90,013
Prepaid expenses	22,219	21,183
Other assets (note 13)	50,936	33,195

	650,979	495,342
Property and equipment, net (note 6)	1,075,254	1,026,860
Investments (note 10)	26,896	24,226
Intangible assets (note 8)	197,810	217,890
Goodwill (note 9)	430,462	433,811
Restricted cash	29,639	25,994
Other assets (note 13)	438,777	363,103
Deferred income tax assets (note 17)	10,752	48,943
Assets held for sale (note 7)	32,047	79,813

	$2,892,616	$2,715,982

Liabilities and Shareholder’s Equity

Current liabilities:
Payables and accruals	$419,179	$363,064
Deferred revenue	27,652	23,737
Income taxes payable	47,987	43,581
Deferred income tax liabilities (note 17)	618	11,729
Current facility secured by accounts receivable (note 4)	53,512	45,566
Other liabilities (note 14)	22,791	23,648
Current portion of long-term debt obligations (note 15)	2,138	17,701

	573,877	529,026
Long-term debt obligations (note 15)	1,475,087	1,269,379
Deferred revenue	55,990	43,517
Other liabilities (note 14)	246,455	191,521
Deferred income tax liabilities (note 17)	10,627	20,072

Total liabilities	2,362,036	2,053,515

Redeemable non-controlling interest	(8,262)	1,675

Capital stock: Par value 1 Euro;
Authorized and issued: 1,228,377,771 and 1,228,377,770, respectively (note 18)	1,607,101	1,607,101
Contributed surplus	80,686	55,318
Deficit	(1,059,110)	(940,031)
Accumulated other comprehensive loss	(89,835)	(61,596)

	538,842	660,792

	$2,892,616	$2,715,982

See accompanying notes to consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Operations

(Expressed in thousands of United States dollars)

	For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011

Revenue	$1,743,847	$1,692,539	$1,445,460

Operating expenses:
Direct costs	(1,391,837)	(1,382,425)	(1,212,360)
Earnings from equity accounted investees	4,718	2,844	2,159
General and administration costs	(73,802)	(69,065)	(64,711)
Depreciation (note 6)	(131,926)	(112,967)	(99,625)
Restructuring costs (note 5)	(10,976)	(22,511)	(4,751)
Asset impairments (notes 6, 7, 8 and 13)	(29,923)	(17,415)	(27,766)
Gain (loss) on disposal of assets	(15,483)	8,169	7,193

	(1,649,229)	(1,593,370)	(1,399,861)

Operating income	94,618	99,169	45,599

Interest on long-term debt	(127,199)	(116,578)	(91,462)
Foreign exchange gain (loss)	(11,380)	1,795	17,916
Other financing charges (note 16)	(18,755)	(15,062)	(67,036)

Loss from continuing operations before income tax	(62,716)	(30,676)	(94,983)

Income tax recovery (expense) (note 17)	(54,441)	(48,217)	32,916

Loss from continuing operations	(117,157)	(78,893)	(62,067)

Earnings (loss) from discontinued operations, net of tax (note 7)	1,025	(16,107)	(3,202)

Net loss	$(116,132)	$(95,000)	$(65,269)

Net earnings (loss) attributable to:
Controlling interest	$(119,079)	$(107,422)	$(70,338)
Non-controlling interest	2,947	12,422	5,069

Net loss	$(116,132)	$(95,000)	$(65,269)

See accompanying notes to consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Comprehensive Income (Loss)

(Expressed in thousands of United States dollars)

(Unaudited)

	For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011

Net loss	$(116,132)	$(95,000)	$(65,269)

Other comprehensive income (loss):
Net foreign currency translation adjustments	(3,958)	(62,757)	90,507
Net change in defined benefit pension plan, net of income tax of $(0.5) million, $6.0 million and $18.6 million	(36,996)	(25,437)	53,419
Net change in cash flow hedges	(169)	(2,437)	(571)

Comprehensive income (loss)	$(157,255)	$(185,631)	$78,086

Comprehensive income (loss) attributable to:
Controlling interest	$(147,318)	$(184,219)	$49,972
Non-controlling interest	(9,937)	(1,412)	28,114

Comprehensive income (loss)	$(157,255)	$(185,631)	$78,086

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

	For the year ended
	April 30,	April 30,	April 30,
	2013	2012	2011
Cash provided by (used in):

Operating activities:
Net loss	$(116,132)	$(95,000)	$(65,269)
Earnings (loss) from discontinued operations, net of tax	1,025	(16,107)	(3,202)

Loss from continuing operations	(117,157)	(78,893)	(62,067)

Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	131,926	112,967	99,625
Loss (gain) on disposal of assets	15,483	(8,169)	(7,193)
Asset impairments	29,923	17,415	27,766
Earnings from equity accounted investees	(4,718)	(2,844)	(2,159)
Deferred income taxes	20,586	32,172	(37,142)
Non-cash stock-based compensation expense	446	735	1,655
Amortization of unfavorable contract credits	(2,842)	(11,548)	(22,868)
Amortization of lease related fixed interest rate obligations	(2,803)	(3,265)	(3,920)
Amortization of long-term debt and lease deferred financing costs	9,952	8,813	7,795
Write-off of unamortized transaction costs on the senior facility agreement	—	—	47,140
Non-cash accrued interest income on funded residual value guarantees receivable	(6,990)	(7,358)	(6,923)
Mark to market loss on derivative instruments	405	5,380	9,350
Non-cash defined benefit pension expense (note 20)	7,398	15,573	21,966
Defined benefit contributions and benefits paid	(46,673)	(44,480)	(30,117)
Unrealized loss (gain) on foreign currency exchange translation	6,289	(1,965)	8,529
Increase to deferred lease financing costs	(4,076)	(6,981)	(2,621)
Other	9,765	10,675	6,168
Decrease in cash resulting from changes in operating assets and liabilities (note 22)	(47,677)	(22,626)	(12,694)

Cash provided by (used in) operating activities	(763)	15,601	42,290

6922767 HOLDING S.à.r.l.

Consolidated Statements of Cash Flows (continued)

(Expressed in thousands of United States dollars)

	For the year ended
	April 30,	April 30,	April 30,
	2013	2012	2011
Financing activities:
Sold interest in accounts receivable, net of collections	$7,262	$27,203	$(25,309)
Net proceeds from issuance of capital stock	24,922	100,000	146
Proceeds from issuance of senior secured notes	202,000	—	1,082,389
Long-term debt proceeds	1,168,745	867,853	262,800
Long-term debt repayments	(1,178,035)	(786,808)	(213,920)
Increase in senior secured notes, senior credit facility and revolver deferred financing costs	(3,971)	(1,033)	(42,721)
Repayment of senior credit facility debt	—	—	(1,020,550)
Redemption of senior subordinated notes	—	—	(129)
Settlement of interest rate swap and other breakage fees	—	—	(45,711)

Cash provided by (used in) financing activities	220,923	207,215	(3,005)

Investing activities:
Property and equipment additions	(427,879)	(376,624)	(228,804)
Proceeds from disposal of property and equipment	353,341	218,259	61,768
Proceeds from the sale of the flight training operations to CAE Inc.	—	—	29,779
Aircraft deposits net of lease inception refunds	(71,675)	(47,307)	(28,253)
Restricted cash	(5,753)	(13,135)	4,755
Distributions from equity investments	2,049	1,134	—

Cash used in investing activities	(149,917)	(217,673)	(160,755)

Cash provided by (used in) continuing operations	70,243	5,143	(121,470)

Cash flows provided by (used in) discontinued operations:
Cash flows provided by (used in) operating activities	1,025	2,240	(1,032)
Cash flows provided by (used in) financing activities	(1,025)	(2,240)	1,032

Cash provided by (used in) discontinued operations	—	—	—

Effect of exchange rate changes on cash and cash equivalents	(2,076)	(18,517)	15,431

Change in cash and cash equivalents during the year	68,167	(13,374)	(106,039)

Cash and cash equivalents, beginning of year	55,547	68,921	174,960

Cash and cash equivalents, end of year	$123,714	$55,547	$68,921

See accompanying notes to consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Shareholder’s Equity

(Expressed in thousands of United States dollars)

				Accumulated		Redeemable
				other	Total	non-
		Contributed		comprehensive	shareholder’s	controlling
	Capital stock	surplus	Deficit	earnings (loss)	equity	interests

April 30, 2010	$1,546,955	$12,928	$(762,271)	$(105,109)	$692,503	$(25,027)

Issuance of capital stock	146	—	—	—	146	—
Net change in cash flow hedges	—	—	—	(571)	(571)	—
Foreign currency translation	—	—	—	90,714	90,714	(207)
Stock compensation expense (note 19)	—	1,655	—	—	1,655	—
Defined benefit plan, net of income tax expense of $18.6 million	—	—	—	30,167	30,167	23,252
Net earnings (loss)	—	—	(70,338)	—	(70,338)	5,069

April 30, 2011	1,547,101	14,583	(832,609)	15,201	744,276	3,087

Issuance of capital stock	60,000	40,000	—	—	100,000	—
Net change in cash flow hedges	—	—	—	(2,437)	(2,437)	—
Foreign currency translation	—	—	—	(60,608)	(60,608)	(2,149)
Stock compensation expense (note 19)	—	735	—	—	735	—
Defined benefit plan, net of income tax expense of $6.0 million	—	—	—	(13,752)	(13,752)	(11,685)
Net earnings (loss)	—	—	(107,422)	—	(107,422)	12,422

April 30, 2012	1,607,101	55,318	(940,031)	(61,596)	660,792	1,675

Issuance of capital stock	—	24,922	—	—	24,922	—
Net change in cash flow hedges	—	—	—	(169)	(169)	—
Foreign currency translation	—	—	—	(3,824)	(3,824)	(134)
Stock compensation expense (note 19)	—	446	—	—	446	—
Defined benefit plan, net of income tax benefit of $(0.5) million	—	—	—	(24,246)	(24,246)	(12,750)
Net earnings (loss)	—	—	(119,079)	—	(119,079)	2,947

April 30, 2013	$1,607,101	$80,686	$(1,059,110)	$(89,835)	$538,842	$(8,262)

See accompanying notes to consolidated financial statements.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

1.	Operations:

These consolidated financial statements include the results of 6922767 Holding S.à.r.l. and its subsidiaries (the “Company”, “we”, “us” or “our”) for the three years ended April 30, 2013.

6922767 Holding S.à.r.l. was incorporated on February 20, 2008 under the laws of Luxembourg and is a private limited liability company (Société à responsabilité limitée) (S.à.r.l.) whose sole purpose was to form 6922767 Canada Inc. (the “Purchaser”), a wholly owned Canadian company to acquire CHC Helicopter Corporation (“CHC”), its Predecessor (“the Predecessor”).

Through the acquisition of the Predecessor, we have become a leading provider of helicopter transportation services to the global oil and gas industry with major units in Norway, the Netherlands, the United Kingdom, Africa, Australia, Canada and Brazil. Our principal activities are: helicopter transportation services and maintenance, repair and overhaul (“MRO”).

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

These consolidated financial statements include the accounts of 6922767 Holding S.à.r.l. and those entities that we have the ability to control through voting or other rights. Investments in entities in which we have a majority voting interest and entities that are Variable Interest Entities (“VIEs”) of which we are the primary beneficiary are consolidated. The equity method of accounting is applied for investments if we have the ability to exercise significant influence over an entity that (i) is not a variable interest entity or (ii) is a variable interest entity, but we are not deemed to be the primary beneficiary.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(c)	Principles of consolidation (continued):

Amendments to Accounting for Variable Interest Entities

On May 1, 2010, we adopted an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The new guidance made significant changes to the model for determining who should consolidate a VIE by specifically eliminating the quantitative approach to determining the primary beneficiary. The amendment requires the use of a qualitative approach to determine the primary beneficiary, based on the power to direct activities of the VIE that most significantly impact its economic performance. In addition, the new guidance removes the concept of a qualifying special-purpose entity. On adoption of the new VIE guidance, we concluded we are not the primary beneficiary of Thai Aviation Services Limited (“TAS”) and retroactively restated our financial statements to begin equity accounting for our investment beginning June 2009. See note 4 for additional information on the accounting for the investment in TAS.

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

•

exchange gains or losses arising on consolidation are deferred in accumulated other comprehensive income (loss) until complete or substantially complete liquidation of our investment in the foreign subsidiary.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(d)	Functional and presentation currency (continued):

(ii)	Consolidated companies (continued):

The currencies which most influence these translations and the relevant exchange rates were:

	2013	2012	2011

Average rates:
£/US $	1.573735	1.592488	1.564049
CAD/US $	0.996413	1.004218	0.987654
NOK/US $	0.172977	0.177044	0.167802
AUD/US $	1.031586	1.042780	0.954370
€/US $	1.286369	1.366640	1.330173

Period end rates, April 30:
£/US $	1.554011	1.622622	1.663547
CAD/US $	0.992851	1.011736	1.051414
NOK/US $	0.173352	0.174524	0.189675
AUD/US $	1.037033	1.041076	1.089160
€/US $	1.317017	1.322845	1.478393

(e)	Revenue:

We recognize revenue when there is persuasive evidence of an arrangement; the services or products have been performed or delivered to the customer; the sales price is fixed or determinable; and collection is reasonably assured.

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

Costs that are reimbursed by the customer as stipulated within certain customer contracts (such as fuel, landing fees and other costs) are recognized as revenue when reimbursable costs are incurred by us and amounts become owing from the customer.

Customer contracts are for varying periods and may permit the customer to cancel the contract before the end of the term.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(e)	Revenue (continued):

(ii)	Maintenance and repair and overhaul:

We enter into long-term Power by Hour (“PBH”) contracts with third-party customers to provide maintenance and repair and overhaul (“R&O”) services on customer owned engines and components. Under these contracts, customers pay us a fixed fee per hour flown and we provide R&O services for the customer’s engines and components over the specific term of the contract. These R&O contracts contain multiple deliverables that include predetermined major component overhauls at specific intervals based on hours flown and ongoing routine maintenance on major and non-major components. Each deliverable is treated as a separate unit of accounting as each deliverable has value to the customer on a stand-alone basis.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on multiple deliverables in revenue arrangements, which was adopted by us on May 1, 2011 for new revenue arrangements entered into or materially modified after this date. This update provides guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on: vendor-specific objective evidence, if available; third-party evidence if vendor-specific objective evidence is not available; or estimated selling price if neither vendor-specific or third-party evidence is available.

For contracts entered into or materially modified after May 1, 2011, the relative-selling-price method has been used to allocate the consideration to the two contract deliverables. Under this method, the selling price of the scheduled major overhaul has been determined based on the price charged for an overhaul when it is sold separately by us and the selling price for the ongoing routine maintenance has been determined using the best estimate of selling price. On the adoption of this standard, there was no significant impact on the financial position, cash flows or results of operations.

For contracts entered into before May 1, 2011, the residual method has been used to allocate the fair value of these deliverables because we do not have objective reliable evidence of the fair value of the ongoing routine maintenance. Under this method, the amount of consideration allocated to the delivered item equals the total consideration less the fair value of the undelivered item. Adoption of the new guidance required us to discontinue use of the residual value method for new or materially modified contracts.

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

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(e)	Revenue (continued):

(iii)	Other:

Unfavorable contract credits, which were recognized as liabilities at the time of acquisition of the Predecessor, are amortized to net loss as revenue over the term of the related contract, which ranges from 1 to 6 years.

(f)	Accounts receivable:

Trade and other receivables are stated at net realizable value. We maintain an allowance for doubtful accounts against our trade receivables for estimated losses that may arise if our customers are unable to make required payments. Management specifically analyzes the age of outstanding customer balances, historical bad debts, customer credit worthiness, payment history and other factors when making estimates of the uncollectibility of our receivables. When all or part of a trade receivable is known to be uncollectible, the trade receivable and related allowance are written off. Amounts subsequently recovered from trade receivables previously considered uncollectible and written off are recorded in net loss as an expense recovery in the period that the cash is collected.

(g)	Transfer of receivables:

We sell pools of our trade receivables, or beneficial interests therein, to a single seller special purpose entity (“SPE”) to fund our operations. The transfer of receivables is accounted for as a sale when the criteria for sale accounting are met.

(h)	Cash and cash equivalents:

Cash and cash equivalents consist of cash on hand with banks and investments in money market instruments with maturities of less than 90 days that are readily convertible to known amounts of cash.

(i)	Restricted cash:

We have restricted cash that is retained to fund required claims reserves and deposits held as security for guarantees and bid bonds for our reinsurance subsidiary. In addition, cash that can only be used to support the securitization of transferred receivables and other purposes has been classified as restricted.

(j)	Inventories:

Inventories comprised of consumable parts and supplies, are measured at the lower of the weighted average acquisition cost or market value, and are charged to direct costs when used in operations. The cost of acquisition is the price paid to the manufacturer or supplier including an allocation for freight charges. We record provisions to reduce inventory to the lower of cost or market value, to reflect changes in economic factors that impact inventory value or reflect present intentions for the use of slow moving and obsolete supplies inventory.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(k)	Property and equipment:

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

Aircraft and major components are recorded at cost and are depreciated on a straight-line basis over their estimated useful life of 10-25 years, with the residual value used in the calculation of depreciation being 50%. Blades are recorded at cost and are depreciated on a straight-line basis over their estimated useful life of 25 years. The cost of major airframe inspections as required by the manufacturer and aviation regulatory authorities and modifications that are considered betterments and improvements for both owned and leased aircraft are capitalized. The major airframe inspections are amortized on a straight-line basis over the period to the estimated date of the next inspection. The modifications are amortized over the lower of the estimated useful life of the modification or the aircraft lease term.

The residual value and useful lives of our aircraft are reviewed when there are indicators that a change in estimate may be necessary. During the year, as part our fleet plan review, we identified certain aircraft types that we anticipate exiting once they have completed their flying obligations on current and potential future contracts. We completed an impairment test for these aircraft and recorded an impairment of our assets held for use. We also completed a depreciation review for these aircraft and certain other aircraft. As a result of the depreciation review we reduced the remaining useful lives and residual values of certain aircraft types. The decrease in the estimated useful life and change in residual value was accounted for as a change in estimate and resulted in an increase to depreciation of $11.3 million and a decrease in property and equipment in the year ended April 30, 2013 respectively.

Repairable assets are recorded at cost and are amortized on a pooled basis to their estimated residual value on a 20% declining balance basis. When components are retired or otherwise disposed of in the ordinary course of business, their original cost, net of salvage or sale proceeds, is charged to accumulated depreciation.

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

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(l)	Impairment of long-lived assets:

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

The recoverability of goodwill and indefinite life intangible assets is assessed on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. During the year ended April 30, 2012, the date of the annual impairment test for goodwill and indefinite lived intangible assets was changed from April 30 to February 1. We adopted this change in timing in order to ensure that the annual impairment analysis would be completed by the required filing date of our annual financial statements. In addition, this change in timing provides us with additional time to quantify the fair value of our reporting units and, if necessary, to determine the implied fair value of goodwill. The revised date also more closely aligns with our internal budgeting and forecasting process. In accordance with GAAP, we perform interim impairment testing should circumstances requiring it arise. Management believes this accounting change is preferable and does not result in the delay, acceleration, or avoidance of an impairment charge. This change was not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

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

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(m)	Leases:

(i)	Lease classification:

When we assume substantially all the risks and rewards of ownership in a lease it is classified as a capital lease. Upon initial recognition the leased asset is measured at an amount equal to the lower of its fair value and the present value of the minimum lease payments. Subsequent to initial recognition, the asset is accounted for in accordance with the accounting policy applicable to that asset. Minimum lease payments made under capital leases are apportioned between interest expense and the reduction of the outstanding liability. The interest expense is allocated to each period during the lease term to produce a constant periodic rate of interest on the remaining balance of the liability. Other leases are classified as operating leases and are not recognized in our consolidated balance sheets. Payments made under operating leases are recognized in direct costs on a straight-line basis over the term of the lease. Contingent lease payments are accounted for in the period when it becomes probable they will be incurred. Direct costs of arranging lease financing are deferred and amortized straight-line over the term of the lease.

(ii)	Residual value guarantees:

At the inception of an operating lease where we have guaranteed a portion of the aircraft residual values at the end of the lease term, a liability is recognized with a corresponding prepaid rent asset that represents the fair value of the guaranteed aircraft residual. The prepaid rent asset is amortized on a straight-line basis to net loss over the lease term of the related asset and the liability is settled at the end of the lease term.

(iii)	Embedded equity in lease contracts:

We recognized intangible assets on the acquisition of the Predecessor, which represents the excess of the market prices on the date of acquisition to the fixed lease buyout prices under certain aircraft operating leases. The recoverability of these assets is dependent on aircraft values which are impacted by market conditions including demand for certain aircraft types and changes in technology arising from the introduction of newer, more efficient aircraft. Embedded equity is not amortized but is tested for impairment on an ongoing basis. In the event that a purchase option is exercised, the embedded equity is added to the carrying value of the purchased asset. Embedded equity that is not realized at the end of an aircraft operating lease is recognized as an expense in the statement of operations.

(iv)	Lessee involvement in assets under construction:

Where we provide guarantees to lessors in respect of novated aircraft purchase contracts we are required to record assets under construction and corresponding obligations as prescribed by US GAAP. Once an aircraft is delivered under these agreements, a sale-leaseback transaction will occur as we enter into an operating lease with the lessor. Upon entering an operating lease, the assets under construction and corresponding liability are removed from the balance sheet.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(n)	Income taxes:

We follow the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on temporary differences between the tax basis and accounting basis of the assets and liabilities measured using tax rates enacted at the balance sheet date. We generally believe that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxation authorities. We have recorded income tax and related interest liabilities where we believe our position may not be sustained or where the full income tax benefit will not be recognized. Interest and penalties are classified as other financing charges in the statement of operations.

We have assessed the realization of the deferred income tax asset (net of allowance) related to income tax losses as more likely than not. This determination was based on assumptions regarding the reversal of existing deferred tax liabilities and future earnings levels in the subsidiaries with accumulated losses, and an ability to implement tax planning measures. If, in the future, it is determined that it is more likely than not that all or part of the deferred tax asset will not be realized, a charge will be made to earnings in the period when such determination is made.

(o)	Employee benefits:

(i)	Pension costs and obligations:

We maintain defined contribution and defined benefit pension plans for substantially all of our employees. The cost of defined benefit plans are determined based on independent annual actuarial valuations performed using the projected benefit method prorated on services and management’s estimate of expected plan asset performance, salary escalation and various other factors including expected health care costs, mortality rates, terminations and retirement ages. The excess of unrecognized net actuarial gains and losses over 10% of the greater of the benefit obligation and the fair value of plan assets is amortized over the average remaining service life of the plan participants. When an event giving rise to a settlement and a curtailment occurs, the curtailment is accounted for prior to the settlement. The funded status of defined benefit pension plans and other post-retirement benefit plans is recognized on the balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

Measuring our obligations under the plans and the related periodic pension expense involves significant estimates. These factors include assumptions about the rate at which the pension obligation is discounted, the expected long-term rate of return on plan assets, the rate of future compensation increases and mortality rates. Differing estimates may have a material impact on the amount of pension expense recorded and on the carrying value of prepaid pension costs and accrued pension obligations.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(o)	Employee benefits (continued):

(ii)	Stock-based compensation:

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

Transaction costs related to long-term debt are capitalized and amortized over the expected life of the debt using the effective interest rate method. Transaction costs incurred in connection with securing revolving credit facilities are deferred and amortized on a straight-line basis over the terms of the related credit facilities to net loss. Deferred transaction costs are included in other assets in the consolidated balance sheets.

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

On February 1, 2012, we adopted an accounting amendment for fair value measurements and related disclosures. This amendment provides guidance about how fair value should be applied where it already is required or permitted under US GAAP. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(p)	Financial Instruments (continued):

(iii)	Hedging and derivatives:

We enter into derivative contracts including foreign exchange forward contracts and interest swaps to manage our foreign exchange and interest rate risk. Derivative contracts that are not formally designated as hedges and do not qualify for hedge accounting treatment are classified as held-for-trading and are recognized at fair value with the resulting gains and losses recognized in other financing charges within net loss.

When a hedge is formally de-designated because it is discontinued or no longer meets the criteria for hedge accounting, any cumulative gain or loss recorded in other comprehensive income (loss) remains in other comprehensive income (loss) until the forecasted transaction is recorded. When a forecasted transaction is no longer expected to occur, the net cumulative gain or loss that was reported in other comprehensive income (loss) is immediately recorded in net loss. Any ineffective portion of a hedge is recognized immediately in net loss.

Certain of our customer contracts are denominated in a currency that is other than the functional currency of the parties to the contract. This gives rise to embedded derivatives which are accounted for as derivative financial instruments. These are measured at fair value with resulting gains and losses recorded in the statement of operations as an other financing charge.

(q)	Comparative figures:

Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current year. A portion of the General and administration costs have been reclassified to Direct costs to reflect the safety group being moved from Corporate to Helicopter Services to reflect its focus on the safety within the flying services segment. The impairments of funded residual value guarantees, intangibles assets, assets held for use and assets held for sale have been grouped together and shown as asset impairments on the consolidated statements of operations.

During the year ended April 30, 2013, the Company’s chief operating decision maker (the “CODM”) decided to tightly integrate aircraft planning with our Helicopter Services’ commercial operations. As a result, the fleet division previously included in the Corporate Segment was combined with Helicopter Services in the financial information provided to the CODM. MRO revenues were also restated to exclude the elimination of inter-company profits on the internal base maintenance work performed for our internal fleet of aircraft. The segmented information for the years ended April 30, 2012 and 2011 has been restated in the financial information provided to the CODM to reflect the reclassification of the financial information for both of these changes.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(r)	Recent accounting pronouncements adopted in the year:

Presentation of comprehensive income in financial statements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two, separate, but consecutive, statements. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and comprehensive income. In December 2011, the FASB issued an accounting pronouncement that defers the requirement to present components of reclassifications of comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of the presentation of comprehensive income unaffected. The provisions for these pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We have adopted this guidance retrospectively using the two-statement approach presentation.

Multiemployer defined benefit plans:

In September 2011, the FASB provided additional guidance on disclosures surrounding multiemployer defined benefit plans including the level of our participation in the plan, the financial health of the plan and the nature of commitments to the plan. This guidance is effective for our fiscal year ending April 30, 2013. We have provided these additional disclosures on the multiemployer pension plan in note 20.

(s)	Recent accounting pronouncements not yet adopted:

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

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

2.	Significant accounting policies (continued):

(s)	Recent accounting pronouncements not yet adopted (continued):

Reporting of amounts reclassified out of accumulated other comprehensive income.

In February 2013, the FASB amended the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. Entities are required to separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts all are required under other accounting pronouncements to be reclassified to net income (loss) in their entirety in the same reporting period. Entities are required to provide this information together, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The provision for this pronouncement will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. This guidance is effective for our fiscal year ending April 30, 2014. We are currently assessing the impact of this new guidance on our consolidated financial statements.

3.	Sale of flight training operations:

In the year ended April 30, 2011 we completed the sale of our flight training operations to CAE Inc. (“CAE”) for net proceeds of $29.8 million. Of the total sale proceeds, $17.7 million relates to the sale of four flight training simulators, software, and customer contracts. The remaining $12.1 million was considered an inducement to enter into a fifteen year Master Training Services Agreement (“MTSA”) with CAE for the provision of training services to us on CAE’s worldwide network of simulators, which now includes the assets purchased from us. A portion of the sale proceeds was considered an inducement as it is refundable on a pro-rata basis in the event that we cancel the contract early.

The inducement proceeds have been deferred in other liabilities and are recognized as a reduction in direct costs over the term of the MTSA as the amounts become non-refundable.

The MTSA commits us to annual minimum training purchases as follows:

Minimum training service
purchase commitment
2014	$9,700
2015	9,400
2016	9,300
and thereafter	21,000

$49,400

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

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

Year ended April 30, 2013

4.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):

EEA Helicopters Operations B.V. (“EHOB”)

As a result of consolidating EHOB, the Company has recorded a non-controlling interest relating to the 50.1% Class A shareholder’s interest in the net assets of EHOB. As at April 30, 2013, the redeemable non-controlling loss is $8.3 million (April 30, 2012 – non-controlling interest of $1.7 million). Because of the terms of the put and call arrangements with the European investor, the non-controlling interest is considered redeemable and is classified outside of equity.

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

Year ended April 30, 2013

4.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):

CHC Helicopters Canada Inc (“CHC Canada”)

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

Under the terms of the agreement the Nigerian Company will not provide any additional funding to Atlantic Aviation as we are funding all start-up costs.

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

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

4.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(i)	Local ownership VIEs (continued):

Atlantic Aviation Limited and Atlantic Aviation FZE (collectively “Atlantic Aviation”) (continued)

The following table summarizes the estimated fair values of Atlantic Aviation’s assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$1,824
Property and equipment	137
Other current assets	366
Intangible assets – Indefinite life AOC	1,520
Due to Shareholder	(70)
Other current liabilities	(182)

Purchase consideration	$3,595

The fair value of the air operators certificate (“AOC”) was determined as the replacement cost of acquiring the same license.

The purchase consideration is represented by the extinguishment of a loan provided by CHC to Atlantic Aviation. The fair value of the loan at the extinguishment date is based on the fair value of the acquired assets and liabilities of Atlantic Aviation.

The amount of revenue and net loss included in our consolidated income statement from the date of acquisition to April 30, 2013 are as follows:

Revenue	$12
Net loss	(1,874)

The following unaudited pro forma information combines our results of operations for the twelve months ended April 30, 2013 and 2012 with the results of operations for Atlantic Aviation as if the acquisition had occurred on May 1, 2011.

	2013	2012
	(Unaudited)	(Unaudited)

Revenue	$1,743,847	$1,692,539
Net loss	(117,338)	(95,699)

Atlantic Aviation has a contingent credit with a third party bank for up to $10.0 million to be able to issue bonds.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

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

	2013	2012

Cash and cash equivalents	$46,366	$30,372
Receivables, net of allowance	102,659	86,623
Other current assets	37,174	28,423
Goodwill	72,042	72,269
Other long-term assets	114,657	84,127

Total assets	$372,898	$301,814

Payables and accruals	$338,802	$231,191
Other current liabilities	37,069	40,455
Accrued pension obligations	74,268	55,365
Other long-term liabilities	54,252	58,183

Total liabilities	$504,391	$385,194

Revenue	$1,056,349	$993,959
Net loss	(24,844)	(3,589)

(ii)	Accounts receivable securitization:

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

Year ended April 30, 2013

4.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(ii)	Accounts receivable securitization (continued):

We have determined that servicing decisions most significantly impact the economic performance of Finacity and as we have the power to make these decisions, we are the primary beneficiary of Finacity.

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

The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

	2013	2012
Restricted cash	$14,143	$14,882
Transferred receivables	77,473	66,177
Current facility secured by accounts receivable	53,512	45,566

(iii)	Trinity Helicopters Limited:

As at April 30, 2013 we leased two aircraft from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE. Prior to December 2011, Trinity was funded by an unrelated lender who was considered to be the primary beneficiary. In conjunction with our lease covenant negotiations, we agreed to purchase the aircraft off lease from the lender. Instead of outright purchasing the aircraft we loaned the lease termination sum to Trinity who used these funds to repay the financing from the unrelated lender and continued to lease the aircraft to us. The security interest in the aircraft was assigned to us.

We have been determined to be the primary beneficiary of the VIE and began consolidating this entity upon repayment of the previous lender. Prior to consolidation of this entity, the aircraft leases were recorded as capital leases.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

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

The following table summarizes the amounts recorded for TAS in the consolidated balance sheet:

	April 30, 2013		April 30, 2012
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss

Accounts receivable	$2,662	$2,662	$2,408	$2,408
Equity method investment	18,119	18,119	15,548	15,548

(ii)	Leasing entities:

Related party lessors:

During the year ended April 30, 2013 we had operating lease agreements for the lease of 31 aircraft (2012 – 25 aircraft) from individual related party entities considered to be VIEs. These transactions are carried out on an arm’s-length basis and are recorded at the exchange amounts. The total operating lease expense for these leases was $47.9 million for the year ended April 30, 2013 (2012 - $28.8 million), with $4.5 million outstanding in accrued liabilities at April 30, 2013 (2012 - $4.4 million). Accounts receivable of $5.1 million (2012 – nil) are due from related party lessors.

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

Year ended April 30, 2013

4.	Variable interest entities (continued):

(b)	VIEs of which the Company is not the primary beneficiary (continued):

(ii)	Leasing entities (continued):

Other VIE lessors:

At April 30, 2013, we leased 22 aircraft (2012 – eight aircraft) from two different entities considered to be VIEs. At April 30, 2013, all 22 leases were considered to be operating leases (2012 – eight operating leases).

We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the aircraft at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.

5.	Restructuring costs:

We are undergoing a comprehensive review of our operations and organizational structure through our transformation project with the view of strengthening and standardizing processes globally and lowering overhead costs. In connection with the transformation project, we have incurred severance and other costs that have been expensed as incurred. At April 30, 2013, the restructuring liability is not significant.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

6.	Property and equipment:

The cost and related accumulated depreciation of our flying assets, facilities and equipment are as follows:

	Property and equipment			Total
	Flying Assets	Equipment	Facilities

At April 30, 2013:
Cost	$1,156,243	$104,092	$131,681	$1,392,016
Accumulated depreciation	(237,698)	(41,669)	(37,395)	(316,762)

Net book value	$918,545	$62,423	$94,286	$1,075,254

At April 30, 2012:
Cost	$1,029,381	$81,802	$129,284	$1,240,467
Accumulated depreciation	(156,345)	(24,992)	(32,270)	(213,607)

Net book value	$873,036	$56,810	$97,014	$1,026,860

Depreciation of property and equipment totaled $131.9 million (2012 – $113.0 million, 2011 – $99.6 million).

The flying assets under capital lease included above are as follows:

	2013	2012

Flying assets under capital lease:
Cost	$31,912	$32,795
Accumulated depreciation	(2,949)	(2,073)

	$28,963	$30,722

Depreciation related to flying assets under capital lease was $1.2 million, for the year ended April 30, 2013 (2012 – $2.5 million, 2011 – $1.1 million).

Due to a decline in older technology aircraft values we recorded impairment charges of $8.4 million for the year ending April 30, 2013 (2012 and 2011 – nil) to write down the carrying value of nine aircraft held for use to their fair values. These amounts are included in asset impairments on the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of the fair value of the flying assets is based on aircraft values from third party appraisals using market data.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

7.	Assets held for sale and discontinued operations:

(a)	Assets held for sale:

We have classified certain assets such as aircraft and buildings as held for sale as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	2013		2012
	# Aircraft		# Aircraft

Aircraft held for sale:
Book value, beginning of year	18	$79,293	12	$31,782
Classified as held for sale, net of impairment	11	7,454	19	82,377
Sales	(10)	(35,303)	(10)	(21,147)
Reclassified as held for use	(5)	(21,049)	(3)	(12,740)
Foreign exchange		(189)		(979)

Aircraft held for sale	14	30,206	18	79,293

Buildings held for sale	—	1,841	—	520

Total assets held for sale		$32,047		$79,813

The aircraft classified as held for sale are older technology aircraft that are being divested by us. The buildings classified as held for sale are the result of relocation of certain of our base operations. During the year ended April 30, 2013, there were five aircraft that were reclassified to assets held for use as management reviewed its fleet strategy and decided to redeploy these aircraft to flying operations.

During the year ended April 30, 2013, we recorded impairment charges of $12.2 million (2012 - $13.5 million and 2011- $5.2 million) to write down the carrying value of 18 aircraft held for sale (2012 – 17 aircraft and one building and 2011 – nine aircraft and one building) to their fair value less costs to sell. These amounts are included in asset impairments on the consolidated statements of operations. The fair value of assets held for sale is considered a level 2 measurement in the fair value hierarchy as the measurement is based on third party appraisals using market data.

(b)	Discontinued operations:

In fiscal 2011 we committed to a plan to sell our Composites business. In March 2012, the Composites business was sold to a third party for $750,000. There is no continuing involvement after the disposition. This has been classified as a discontinued operation in the consolidated statements of operations.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

7.	Assets held for sale and discontinued operations (continued):

(b)	Discontinued operations (continued):

	For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011

Revenue	$—	$6,063	$7,049
Direct costs	1,025	(9,319)	(9,696)
Depreciation	—	(16)	(1,277)
Impairment of held for sale assets	—	(12,608)	—
Loss on disposal	—	(210)	—

Operating income (loss)	1,025	(16,090)	(3,924)

Financing charges	—	(17)	(436)
Income tax recovery	—	—	1,158

Earnings (loss) from discontinued operations	$1,025	$(16,107)	$(3,202)

8.	Intangible assets:

	Definite life	Indefinite life		Total
	Embedded equity in lease contracts	Trade names and trademarks	Safety manuals, AOCs and operating licenses

Cost:
Balance, April 30, 2011	$158,657	$179,900	$4,138	$342,695
Embedded equity in lease contracts realized	(19,840)	—	—	(19,840)
Foreign exchange	(1,039)	—	(197)	(1,236)

Balance, April 30, 2012	137,778	179,900	3,941	321,619
Embedded equity in lease contracts realized	(13,740)	—	—	(13,740)
New AOC (note 4)	—	—	1,520	1,520
Foreign exchange	(124)	—	(11)	(135)

April 30, 2013	$123,914	$179,900	$5,450	$309,264

Impairment losses:

Balance, April 30, 2011	(74,511)	(25,000)	—	(99,511)
Impairment loss	(4,218)	—	—	(4,218)

Balance, April 30, 2012	(78,729)	(25,000)	—	(103,729)
Impairment loss	(7,725)	—	—	(7,725)

April 30, 2013	$(86,454)	$(25,000)	$—	$(111,454)

Net book value:
April 30, 2013	$37,460	$154,900	$5,450	$197,810
April 30, 2012	59,049	154,900	3,941	217,890

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

8.	Intangible assets (continued):

Due to a decline in aircraft values, we recorded impairment charges of $7.7 million in the year ended April 30, 2013 (2012 – $4.2 million and 2011 – $20.6 million) to write down a portion of our embedded equity to fair value. These amounts are included in the asset impairments line in the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of embedded equity is based on aircraft values from third party appraisals using market data.

Embedded equity relates to the fair value of aircraft purchase options contained within leases on the date of our acquisition of the Predecessor. Embedded equity is not amortized, instead the embedded equity is added to the value of the purchased asset in the event that the lease purchase option is exercised, and is assessed for impairment on an ongoing basis.

9.	Goodwill:

Balance, April 30, 2011	$448,121
Foreign currency translation	(14,310)

Balance, April 30, 2012	433,811
Foreign currency translation	(3,349)

Balance, April 30, 2013	$430,462

There is no active market for our reporting units. The fair value of all reporting units has been determined based on discounted cash flows using financial budgets approved by the Board of Directors covering a three-year period.

10.	Investments:

	Percentage ownership	2013	2012

Equity accounted investments:
TAS	29.9%	$18,119	$15,548
Luchthaven Den Helder C.V.	50%	8,501	8,339
Helideck Certification Agency	50%	275	338

		26,895	24,225
Other, at cost		1	1

Total		$26,896	$24,226

There is no quoted market value available for the investments accounted under the equity method.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

11.	Inventories:

	2013	2012
Work-in-progress for long-term maintenance contracts under completed contract accounting	$3,661	$3,951
Consumables	111,862	96,588
Provision for obsolescence	(9,729)	(10,526)

	$105,794	$90,013

Direct costs for the year ended April 30, 2013 (2012 – $3.3 million) do not include a write-down of inventory to the lower of cost or market value.

12.	Accounts receivable:

The allowance for doubtful accounts continuity schedule is as follows:

	2013	2012

Balance, beginning of the year	$(2,605)	$(482)
Additional allowances	(2,225)	(3,054)
Net write-offs and collections	527	931

Balance, end of the year	$(4,303)	$(2,605)

13.	Other assets:

	2013	2012
Current:
Aircraft operating lease funded residual value guarantees (a)	$20,184	$7,004
Deferred financing costs	8,771	7,880
Mobilization costs	6,474	4,780
Residual value guarantee	6,278	2,049
Foreign currency embedded derivatives and forward contracts (note 21)	5,764	6,524
Prepaid aircraft rentals	3,465	4,958

	$50,936	$33,195

Non-current:
Aircraft operating lease funded residual value guarantees (a)	$196,497	$190,147
Aircraft deposits	67,347	44,557
Accrued pension asset (note 20)	49,562	19,449
Deferred financing costs	48,971	50,698
Mobilization costs	22,645	13,789
Residual value guarantee	15,047	11,632
Security deposits	10,903	10,027
Pension guarantee assets (note 20)	10,141	4,974
Prepaid aircraft rentals	9,940	13,730
Foreign currency embedded derivatives and forward contracts (note 21)	2,223	1,695
Other assets	5,501	2,405

	$438,777	$363,103

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

13.	Other assets (continued):

(a)	Aircraft operating lease funded residual value guarantees:

The aircraft operating lease funded residual value guarantees includes amounts due from lessors on the financing of 96 aircraft under operating leases as at April 30, 2013 (2012 – 112 aircraft). Such guarantees bear interest at 0% to 10% (2012 – 0% to 10%) with principal and accrued interest due at maturity. These guarantees mature between fiscal 2014 and 2022. We believe that the aircraft will realize a value upon sale at the end of the lease terms sufficient to recover the carrying value of these guarantees, including accrued interest. In the event that aircraft values decline such that we do not believe funded residual value guarantees are recoverable, an impairment is recorded. During the year ended April 30, 2013, we recognized $7.0 million of interest income on these guarantees (2012 - $7.4 million, 2011 - $6.9 million) and $1.6 million of impairment losses (2012 – $0.3 million of impairment recovery, 2011 – $1.9 million of impairment losses). The impairment losses (recoveries) are included in asset impairments on the consolidated statements of operations.

14.	Other liabilities:

	2013	2012

Current:
Foreign currency embedded derivatives and foreign currency contracts (note 21)	$12,732	$11,089
Deferred gains on sale-leasebacks of aircraft	4,632	1,853
Fixed interest rate obligations (a)	1,783	2,900
Aircraft modifications	1,629	2,377
Residual value guarantees	944	83
Contract inducement (note 3)	792	801
Lease aircraft return costs	279	1,632
Unfavorable contract credits	—	2,913

	$22,791	$23,648

Non-current:
Accrued pension obligations (note 20)	$137,259	$107,699
Deferred gains on sale-leasebacks of aircraft	34,616	14,475
Residual value guarantees	27,401	17,345
Foreign currency embedded derivatives and foreign currency contracts (note 21)	15,771	17,384
Insurance claims accrual (b)	11,192	13,646
Contract inducement (note 3)	9,247	10,233
Fixed interest rate obligations (a)	1,155	3,137
Deferred rent liabilities	1,045	2,013
Other	8,769	5,589

	$246,455	$191,521

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

14.	Other liabilities (continued):

(a)	Fixed interest rate obligations:

As part of the acquisition of the Predecessor, we acquired certain operating leases where swap arrangements were entered into with lessors to fix the interest rate on these leases’ floating interest rates. These swap arrangements are a separately identifiable contractual right that were valued as part of the acquisition. These fixed interest rate obligations are being amortized over the related lease term as a reduction in lease costs, recorded in direct costs in the statement of operations.

(b)	Insurance claims accrual:

The insurance claims accrual relates solely to our reinsurance subsidiary, CHC Reinsurance S.A. The amount represents accruals for losses that have been reported, but not yet paid and accruals for losses that have been incurred, but not yet reported. The reinsurance subsidiary reinsures certain employee benefits, death and disability benefits, loss of license insurance and coverage not available in the commercial insurance market for the operations of the Company.

15.	Debt obligations:

	Principal	Facility maturity
	Repayment terms	dates	2013	2012
Senior secured notes	At maturity	October 2020	$1,287,303	$1,084,109

Revolving credit facility:
US LIBOR plus margin (i)	At maturity	October 2015	125,000	125,000

Other term loans:
Eurocopter Loan – 2.50%	At maturity	December 2015	2,238	4,623
EDC-B.A. CDOR rate (6 month) plus margin (i)	Semi-annually	June 2014	1,616	2,745
EDC-B.A. CDOR rate (6 month) plus margin (i)	Semi-annually	April 2018	—	10,476
Capital lease obligations	Quarterly	May 2014 - October 2017	25,663	26,922
Boundary Bay Financing – 6.93%	Monthly	April 2035	35,405	33,205

Total long-term debt and capital lease obligations			1,477,225	1,287,080

Less: current portion			(2,138)	(17,701)

Long-term debt and capital lease obligations			$1,475,087	$1,269,379

(i)	Margins range from 0.8% to 4.5% during the year ended April 30, 2013 (2012 - 0.8% to 4.5%).

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

15.	Debt obligations (continued):

(a)	Senior secured notes:

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

Year ended April 30, 2013

15.	Debt obligations (continued):

(a)	Senior secured notes (continued):

Each holder of the notes has the right to require us to repurchase the notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest upon the occurrence of certain events constituting a change in control of the Company.

The notes contain certain covenants limiting the incurrence of additional indebtedness and liens based on the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to fixed charges and total indebtedness as defined in the indenture and other restrictions including limitations on disposition of assets, the payment of dividends or redemption of equity interests and transactions with affiliates. At April 30, 2013, we were in compliance with all senior secured notes covenants.

(b)	Revolving credit facility:

The revolving credit facility of $375.0 million is held with a syndicate of financial institutions and bears interest at the Alternate Base Rate, LIBOR, Canadian Prime Rate or EURIBOR plus an applicable margin that ranges from 2.75% to 4.50% based on the total leverage ratio calculated as of the most recent quarter. The revolving credit facility has a five year term. The availability on the revolving credit facility at April 30, 2013 is $197.3 million, net of $52.7 million outstanding letters of credit.

The revolving credit facility is secured on a super senior first priority basis and ranks equally with the senior secured notes except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the note holders. The revolving credit facility is guaranteed by most of our subsidiaries through a general secured obligation. The revolving credit facility covenants include a requirement for us to maintain a first priority debt leverage ratio of 2.5:1, which is tested at the end of each financial quarter. At April 30, 2013 we were in compliance with all revolving credit facility covenants.

(c)	Boundary Bay financing:

On April 17, 2012, we sold our Boundary Bay facility (“the facility”) to a third party for $37.0 million and entered into a 23 year lease agreement to lease the building from the third party for $263,679 per month for the first five years with an increase of the lesser of 12% or CPI every five years. Under the lease agreement we have the option to purchase the property during the first 10 years of the lease for $46.4 million up to April 2017 and $47.9 million from May 2017 to April 2022. We also have an option to renew the lease agreement for an additional 10 years and a second option to renew the lease for a further five years.

As a result of the option to repurchase the facility, which indicates that we have continuing involvement, the disposal of the facility was accounted for as a financing and not a sale. US GAAP specifies the accounting required for a seller’s sale and simultaneous leaseback involving real estate. As a financing, no gain on the sale of the facility was recognized in the consolidated statements of operations.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

15.	Debt obligations (continued):

(c)	Boundary Bay financing (continued):

As a financing, the facility remains on the consolidated balance sheets and continues to be amortized. The related proceeds were recorded as a finance obligation with payments recorded to interest expense and the finance obligation based on the amortization of the obligation over the life of the lease agreement.

The transaction provided a vendor take back mortgage of $3.5 million to the purchaser. The mortgage was paid in March 2013 and increased the finance obligation. It bore interest at 8.55% and the interest was paid monthly.

(d)	Debt denominated in foreign currencies:

Total debt obligations, including capital leases, denominated in foreign currencies and the US dollar equivalent are as follows:

2013			2012
Debt in original currency		US dollar equivalent	Debt in original currency		US dollar equivalent

	€1,700	$2,238		€3,495	$4,623
CAD	37,288	37,021	CAD	45,887	46,426

		$39,259			$51,049

(e)	Repayment requirements:

Repayment requirements related to the total debt obligations outstanding as of April 30, 2013 over the next five years and thereafter are as follows:

	Boundary Bay financing	Capital lease obligations	Other long-term debt (i)	Total
2014	$708	$2,227	$1,077	$4,012
2015	759	17,388	539	18,686
2016	814	1,208	127,238	129,260
2017	864	1,208	—	2,072
2018	934	7,196	—	8,130
and thereafter	31,326	—	1,300,000	1,331,326

	35,405	29,227	1,428,854	1,493,486

Less interest	—	(3,564)	—	(3,564)

Total	$35,405	$25,663	$1,428,854	$1,489,922

(i)	These amounts exclude the net discount on the Senior secured notes of $12.7 million which is included in the carrying amount of debt at April 30, 2013.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

16.	Other financing charges:

	For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011

Write-off of unamortized transaction costs on the senior facility agreement	$—	$—	$(47,140)
Amortization of deferred financing costs	(6,981)	(6,851)	(7,151)
Loss on interest rate swap	—	—	(8,656)
Net gain (loss) on fair value of derivative financial instruments	1,324	(5,380)	5,567
Amortization of guaranteed residual values	(3,056)	(1,852)	(1,248)
Interest expense	(17,135)	(8,542)	(6,672)
Interest income	14,646	12,928	10,802
Other	(7,553)	(5,365)	(12,538)

	$(18,755)	$(15,062)	$(67,036)

17.	Income taxes:

The income tax recovery (expense) is comprised as follows:

	For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011
Current income tax recovery (expense):
Luxembourg	$(2,956)	$(2,294)	$(5,857)
Foreign	(30,899)	(13,751)	1,631

	(33,855)	(16,045)	(4,226)
Deferred income tax recovery (expense):
Related to origination and reversal of temporary differences from foreign jurisdictions	38,178	23,452	56,355
Change in valuation allowance	(58,764)	(55,624)	(19,213)

Income tax recovery (expense)	$(54,441)	$(48,217)	$32,916

During the years ended April 30, 2013 and 2012, the change in valuation allowance includes an adjustment to the opening balance due to a change in judgment about the realizability of the related deferred tax assets in future years in addition to valuation allowance against current year losses.

The components of loss from continuing operations before income tax is comprised as follows:

	For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011
Luxembourg	$45,014	$(38,499)	$5,411
Foreign	(107,730)	7,823	(100,394)

	$(62,716)	$(30,676)	$(94,983)

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

17.	Income taxes (continued):

As we operate in several tax jurisdictions, our income is subject to various rates of taxation. The income tax recovery (expense) differs from the amount that would have resulted from applying the Luxembourg statutory income tax rates to loss from continuing operations before income taxes as follows:

	For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011
Loss from continuing operations before income tax	$(62,716)	$(30,676)	$(94,983)
Combined Luxemburg statutory income tax rate	29%	29%	29%

Income tax recovery calculated at statutory rate	18,188	8,896	27,545
(Increase) decrease in income tax recovery (expense) resulting from:
Rate differences in various jurisdictions	19,461	33,522	60,930
Change in tax law	890	(3,558)	493
Non-deductible items	(36,894)	(29,365)	(58,007)
Other foreign taxes	(23,550)	(14,846)	(7,740)
Non-deductible portion of capital losses (gains)	(614)	991	(373)
Non-taxable income	29,462	10,292	1,442
Adjustments to prior years	(1,579)	(3,399)	(2,047)
Functional currency adjustments	(666)	4,627	32,163
Valuation allowance	(58,764)	(55,624)	(19,213)
Other	(375)	247	(2,277)

Income tax recovery (expense)	$(54,441)	$(48,217)	$32,916

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

17.	Income taxes (continued):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities are presented below:

	2013	2012

Deferred income tax assets:
Pension and other employee benefits	$9,926	$18,573
Losses carried forward	394,451	356,697
Current accounts payable and receivable	13,348	9,139
Long term debt and other	6,231	—

Total deferred income tax assets	423,956	384,409
Valuation allowance	(271,107)	(227,838)

Net deferred income tax assets	$152,849	$156,571

Deferred income tax liabilities:
Intangible assets	$(5,696)	$(6,501)
Property, plant and equipment	(64,576)	(56,144)
Deferred capital gains and deferred revenue	(70,636)	(54,508)
Long-term debt obligations	—	(4,964)
Deferred costs	(12,385)	(5,897)
Other	—	(2,873)

Net deferred income taxes	$(444)	$25,684

Distributed as follows:
Current deferred income tax assets	$49	$8,542
Current deferred income tax liabilities	(618)	(11,729)
Long-term deferred income tax assets	10,752	48,943
Long-term deferred income tax liabilities	(10,627)	(20,072)

	$(444)	$25,684

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

17.	Income taxes (continued):

As at April 30, 2013, we have non-capital loss carry forwards for Luxembourg and other foreign jurisdictions that are available to reduce taxable income in future years. These non-capital loss carry forwards expire as follows:

	2014	2015	2018 and thereafter	No expiry date	Total

Tax losses (i):
Africa	$2,430	$2,220	$—	$11,729	$16,379
Australia	—	—	—	49,900	49,900
Brazil	—	—	—	87,508	87,508
Canada	—	—	141,457	—	141,457
Netherlands	—	—	33,146	—	33,146
Norway	—	—	—	596,009	596,009
Poland	—	—	2,272	—	2,272
Ireland	—	—	—	20,810	20,810
United Kingdom	—	—	—	87,692	87,692
Luxembourg	—	—	—	250,778	250,778
United States	—	—	39,912	—	39,912
Barbados	—	—	3,781	—	3,781
Nigeria and Cyprus	—	—	—	1,121	1,121

	$2,430	$2,220	$220,568	$1,105,547	$1,330,765

(i)	Represents the gross amount of tax loss carry forwards translated at closing exchange rates at April 30, 2013.

We have also accumulated approximately $174.3 million in capital losses (April 30, 2012 – $184.6 million), which carry forward indefinitely. None of the capital losses are available to reduce future capital gains realized in Luxembourg, and $174.3 million are available to reduce future capital gains realized in other foreign jurisdictions (April 30, 2012 – $184.6 million).

As at April 30, 2013, we have provided a valuation allowance in respect of $545.8 million of the non-capital losses (April 30, 2012 – $494.6 million) (2013 – Luxembourg – $250.8 million, other jurisdictions – $295.0 million; 2012 – Luxembourg – $251.8 million, other jurisdictions – $242.8 million) and $174.3 million (April 30, 2012 – $184.6 million) of the capital losses in other foreign jurisdictions. The benefit anticipated from the utilization of the remaining non–capital and capital losses has been recorded as a deferred income tax asset.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

17.	Income taxes (continued):

Uncertain tax positions:

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011

Opening balance	$15,925	$15,302	$16,448
Additions in the current year	11,069	8,014	122
Reductions in current year	(2,713)	(6,643)	(2,181)
Foreign exchange	—	(748)	913

Total	$24,281	$15,925	$15,302

The following table summarizes information regarding income tax related interest and penalties:

	For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011
Net increase (reduction) in interest and penalties	$1,632	$(227)	$(628)

The total amount of interest and penalties accrued on the consolidated balance sheet at April 30, 2013 was $4.5 million (2012 – $2.9 million).

General tax contingencies:

We are subject to taxes in different countries. Taxes and fiscal risks recognized in the Consolidated Financial Statements reflect our best estimate of the outcome based on the facts known at the balance sheet date in each individual country. These facts may include, but are not limited to, change in tax laws and interpretation thereof in the various jurisdictions where we operate. They may have an impact on the income tax as well as the resulting assets and liabilities. Any differences between tax estimates and final tax assessments are charged to the statement of operations in the period in which they are incurred.

In addition, our business and operations are complex and include a number of significant financings, acquisitions and dispositions. The determination of earnings, payroll and other taxes involves many factors including the interpretation of tax legislation in multiple jurisdictions in which we are subject to ongoing tax assessments. When applicable, we adjust the previously recorded income tax expense, direct costs, interest and the associated assets and liabilities to reflect the change in estimates or assessments. These adjustments could materially change our results of operations.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

18.	Capital stock:

As at April 30, 2013, the authorized capital stock of the Company is 1,228,377,771 with a par value of 1 Euro.

Number of capital stock issued
Capital stock

April 30, 2010	1,184,679,789
Capital stock	113,978

April 30, 2011	1,184,793,767
Capital stock	43,584,003

April 30, 2012	1,228,377,770
Capital stock	1

April 30, 2013	1,228,377,771

On September 9, 2010, we issued 113,978 shares of capital stock for cash consideration of $0.1 million.

On October 13, 2011, we issued 43,584,000 shares of capital stock for cash consideration of $60.0 million. On November 11, 2011, we issued one share of capital stock for cash consideration of $20.0 million, which was allocated one Euro to the Capital stock of the Company and $20.0 million to contributed surplus. On February 13, 2012, we issued two shares of capital stock for cash consideration of $20.0 million, which was allocated two Euros to the Capital stock of the Company and $20.0 million to contributed surplus.

On April 25, 2013, we issued one share of capital stock for cash consideration of $25.0 million, which was allocated one Euro to the Capital Stock of the Company and $25.0 million to contributed surplus. Share issuance costs of $0.1 million were incurred and netted against the proceeds.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

19.	Stock Based Compensation:

(a)	2011 Management Equity Plan (“2011 Plan”):

On December 30, 2011, 6922767 Holding (Cayman) Inc., our ultimate parent (“the Ultimate Parent”), adopted an equity compensation plan that permits it to grant time and performance options, performance options and/or restricted share units to certain eligible employees, directors or consultants of the Ultimate Parent and its affiliates. As of April 30, 2013, a maximum of 137.1 million of the outstanding Ordinary B shares of the Ultimate Parent may be granted under the 2011 Plan.

The time and performance options vest in four equal annual installments of 25% beginning one year from the date of grant. All of the unvested time and performance options will vest immediately in the event the Ordinary A shareholders receive distributions equal to their initial investment or on a change of control. The time and performance options cannot be exercised until the occurrence of either, (1) an initial public offering or subsequent public offering of our equity or (2) the merger, consolidation, sale of interests or sale of assets of us (collectively an “Exit Event”) which results in an exit value being equal to or in excess of the initial investment by the Ordinary A shareholders in the Ultimate Parent.

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

Restricted Share Units (“RSUs”) vest on the date of grant as they are fully paid up on the grant date. The eligible employee receives Ordinary B shares of the Ultimate Parent equal to the number of RSUs in exchange for the RSUs on the earlier to occur of (1) the fifth anniversary of the date of grant; and (2) the date of a change of control. The holders of RSUs are entitled to receive cash dividend equivalents based on the cash dividends paid on the Ordinary B shares during the period the RSUs are outstanding.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

19.	Stock Based Compensation (continued):

(a)	2011 Management Equity Plan (“2011 Plan”) (continued):

The following table summarizes the time and performance stock option activity under the 2011 Plan:

	April 30, 2013			April 30, 2012
	Number of options	Weighted average exercise price	Weighted remaining contractual life	Number of options	Weighted average exercise price	Weighted remaining contractual life

Outstanding, beginning of year	41,820,976	$0.65		—	$—
Granted	4,104,000	0.65		36,144,451	0.65
Forfeited	(4,730,437)	0.65		—	—
Exchanged options	—	—		5,676,525	0.65

Outstanding, end of year	41,194,539	$0.65	8.7 years	41,820,976	$0.65	9.6 years

Exercisable, end of year	—			—

The following table summarizes the performance stock option activity under the 2011 Plan:

	April 30, 2013			April 30, 2012
	Number of options	Weighted average exercise price	Weighted remaining contractual life	Number of options	Weighted average exercise price	Weighted remaining contractual life

Outstanding, beginning of year	74,437,700	$0.65		—	$—
Granted	9,018,873	0.65		74,267,700	0.65
Forfeited	(6,992,400)	0.65		—	—
Exchanged options	—	—		170,000	0.65

Outstanding, end of year	76,464,173	$0.65	8.7 years	74,437,700	$0.65	9.6 years

Exercisable, end of year	—			—

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

Year ended April 30, 2013

19.	Stock Based Compensation (continued):

(a)	2011 Management Equity Plan (“2011 Plan”) (continued):

The following table indicates ranges of estimates and assumptions used in the calculation:

2012 awards
Year of Exit Event		2012 - 2019
Probability of Exit Event	Base case	50% in years 2014 to 2017
	Accelerated exit	25% in years 2013 to 2016
	Delayed exit	25% in years 2015 and 2018
Risk free rate		0.03% - 2.01%
Expected dividends		nil
Historical volatility		43.59% - 51.88%

The weighted average grant date fair value of the time and performance stock options granted during 2013 was $0.23 per share (2012 - $0.23). No compensation expense has been recognized in relation to the time and performance options during the year ended April 30, 2013 and 2012 as the performance criteria has not been met and it is not probable that the criteria will be met in the future. If the performance condition related to the Exit Event had occurred on April 30, 2013, we would have recorded $9.6 million of stock compensation expense on that date related to the time and performance options.

The weighted average grant date fair value of the performance options granted during 2013 was $0.20 per option (2012 -$0.21). No compensation expense has been recognized in relation to the performance options during the year ended April 30, 2013 as the performance criteria have not been met and there is not yet enough certainty that the criteria would be met in the future. If the Exit Event had occurred on April 30, 2013 we would have recorded $15.6 million of stock compensation expense on that date related to the performance options.

(b)	Share Incentive Plan (“2008 Plan”):

On September 16, 2008 we introduced a Share Incentive Plan (“the 2008 Plan”) under which options and Special Share Awards can be granted to our eligible employees.

Under the 2008 Plan, options may be granted to employees to purchase Ordinary B shares of the Ultimate Parent. Each option provides the right to purchase one Ordinary B share. Each option expires at the earlier of the tenth anniversary of the effective date of such options or the occurrence of a Exit Event as defined in the Plan.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

19.	Stock Based Compensation (continued):

(b)	Share Incentive Plan (“2008 Plan”) (continued):

On December 30, 2011, certain employees exchanged 3,784,350 unvested options and 1,892,175 of the options that vested on September 16, 2011 under the 2008 Plan for the same number of time and performance options under the 2011 Plan. The same employees exchanged 170,000 Special A shares for the same number of performance options under the 2011 Plan.

The exchange of the options changed the exercise price from $1 to $0.6515, which resulted in an incremental cost of $0.4 million. No compensation expense has been recognized in relation to the incremental cost during the year ended April 30, 2013 as the performance criteria related to Exit Event has not been met and it is not probable that the criteria will be met in the future. As of April 30, 2013, $0.9 million remained to be recognized for the unvested 2008 options. The unrecognized compensation expense of $0.9 million will be recognized over the remaining three of the four-year vesting period as the options would have vested under the terms of the original options.

The following table summarizes the stock option activity under the 2008 Plan:

	April 30, 2013			April 30, 2012
		Weighted	Weighted		Weighted	Weighted
		average	remaining		average	remaining
	Number of	exercise	contractual	Number of	exercise	contractual
	options	price	life	options	price	life

Outstanding, beginning of year	22,372,189	$1.00		29,829,585	$1.00
Granted	—	—		—	—
Forfeited	(1,113,044)	1.00		(1,780,871)	1.00
Exchanged options	—	—		(5,676,525)	1.00

Outstanding, end of year	21,259,145	$1.00	5.4 years	22,372,189	$1.00	6.4 years

Exercisable, end of year	20,090,448			20,702,623

There were no Special A shares granted during the year ended April 30, 2013 (2012 - nil), 1,000 Special A shares were forfeited (2012 – 36,000) and no Special A shares were exchanged for performance options in the 2011 plan (2012 – 170,000). At April 30, 2013, there were 393,000 unvested Special A shares outstanding (2012 – 394,000).

No compensation expense has been recognized in relation to the Special A shares during the year ended April 30, 2013 (2012 - nil, 2011 - nil) as the two performance criteria have not been met and there is not yet enough certainty that the criteria would be met in the future. If the two performance criteria had been met on April 30, 2013, we would have recorded $3.0 million of stock compensation expense on that date related to the Special A shares.

During the year ended April 30, 2013, we recorded stock compensation expense of $0.4 million (2012 – $0.8 million, 2010 – $1.7 million) in the statement of operations.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

20.	Employee pension plans:

(a)	Defined contribution pension plans:

The following table summarizes contributions to defined contribution plans:

	For the year ended
	April 30,	April 30,	April 30,
	2013	2012	2011

Company contributions	$14,808	$14,197	$13,859

(b)	Defined benefit pension plans:

We have funded and unfunded flat-benefit and final-pay defined benefit pension plans in Canada, the UK, Norway and the Netherlands for approximately 28% of our active employees. Funded plans require us to make cash contributions to ensure there will be sufficient assets to discharge the plans’ benefit obligations as they become due. Unfunded plans do not require contributions to be paid into the plans as we pay the benefit obligations directly as they are due. Employer contributions expected to be paid to the defined benefit pension plans during the fiscal year ended April 30, 2014, required by funding regulations and law, are $37.7 million.

The plan assets and accrued benefit obligation are measured at fair value as at April 30, 2013. Actuarial valuations are obtained by us at least every three years. The most recent actuarial valuations of the defined benefit pension plans were conducted as at April 30, 2013 and the next actuarial valuations are required as at April 30, 2015.

In 2012, in accordance with changes to applicable United Kingdom statutes, pensions in deferment will be revalued annually based on the Consumer Prices Index, as opposed to the Retail Prices Index which was previously used. The impact on the projected benefit obligation was a gain that was recorded in accumulated other comprehensive income (loss) of $14.8 million and is included in the prior service cost.

In 2010, the Norwegian Parliament enacted a new multi-employer early retirement plan (“AFP”) for the private sector in Norway, which was effective January 1, 2011. As a result of this legislation, we were partially released from our obligation under our prior early retirement plan (a single-employer defined benefit plan) and we recorded a curtailment gain of $1.2 million. We recognize the contributions made to the new multi-employer plan as net pension expense, which includes both cash and the fair market value of non-cash contributions, and recognize a liability for any unpaid contributions.

Annually the Board of the AFP decides the pension contributions to be paid by the employers and Norwegian government. This is based on the funding requirement for current and future benefit payments. There are no minimum funding mechanisms and no information on our share of the pension assets or obligations is available. The plan assets are held in a Joint Scheme for AFP (“Fellesordningen for AFP”) legal entity which was created by law to safeguard the plan assets. Employees are entitled to a pension benefit equivalent to 0.314% of salary to a maximum of 7.1 times the government set base amount per year of service until the age of 61.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

20.	Employee pension plans (continued):

(b)	Defined benefit pension plans (continued):

For the UK defined benefit pension plan the investment policy requires that the plan assets held be invested as follows:

Category	Maximum percentage

UK equities	22% to 28%
Overseas equities	22% to 28%
Bonds	24% to 45%
Property	4% to 18%
Multi-strategy fund	2% to 18%

The investment policy requires that the assets held in the Norwegian plans are to be diversified as shown below.

Category	Maximum percentage

Norwegian equities	7%
International equities	13%

Total equities	20%
Bonds held to maturity	25%
Norwegian bonds	19%

International bonds	19%
Total bonds	63%
Money market	10%
Property funds	5%
Private equity funds	2%

For the assets held in the plan in the Netherlands, 80% must be invested in fixed rate investments and the remaining 20% invested in shares with a maximum deviation of 5% upwards or downwards.

While the asset mix varies in each plan, overall the asset mix, as a percentage of total market value, of all the defined benefit plans at April 30, 2013 was 31% (2012 – 21%) equities, 50% (2012 – 58%) fixed income and 19% (2012 – 21%) money market.

For all defined benefit pension plans the overall expected long-term rates of return on plan assets have been determined in part by assessing current and expected asset allocations as well as historical and expected returns on various categories of the assets. Such expected rates of return ignore short-term fluctuations. For the UK plan it is expected that the rate of return on the plan assets will be between approximately 5.0% in excess of price inflation for equities and 0.3% in excess of inflation for bonds. For the plans in Norway and the Netherlands, the expected long-term rate of return is considered in reference to the longest stated bond rates in each country.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

20.	Employee pension plans (continued):

(b)	Defined benefit pension plans (continued):

	2013	2012

Change in benefit obligations:
Benefit obligations, beginning of year	$735,062	$726,908
Current service costs	19,719	17,573
Interest cost	31,587	35,344
Plan amendments	—	(14,766)
Actuarial loss	61,294	41,719
Benefits paid	(27,462)	(27,526)
Foreign currency translation	(13,259)	(44,190)

Benefit obligations, end of year	$806,941	$735,062

Change in plan assets:
Fair value of plan assets, beginning of year	$646,812	$638,357
Actual gain on plan assets	65,791	30,205
Employer contributions	41,432	43,372
Employee contributions	2,964	2,911
Benefits paid	(27,462)	(25,983)
Foreign currency translation	(10,293)	(42,050)

Fair value of plan assets, end of year	$719,244	$646,812

	2013	2012

Accumulated benefit obligation	$768,520	$702,696

Projected benefit obligation	$806,941	$735,062
Fair value of plan assets	719,244	646,812

Funded status	87,697	88,250
Pension guarantee assets	(10,141)	(4,974)

Net recognized pension liability	$77,556	$83,276

The following table presents selected information for pension plans that are not fully funded:

	2013	2012

Projected benefit obligation	$458,330	$392,060
Fair value of plan assets	321,071	284,361
Accumulated benefit obligation	451,793	392,740

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

20.	Employee pension plans (continued):

(b)	Defined benefit pension plans (continued):

	2013	2012

Net recognized pension liability:
Non-current asset – pension guarantee assets (note 13)	$10,141	$4,974
Non-current asset (note 13)	49,562	19,449

Non-current liability (note 14)	(137,259)	(107,699)

	2013	2012

Amounts recorded in accumulated other comprehensive (income) loss:
Unrecognized net actuarial and experience losses	$95,776	$62,004
Unrecognized prior service credits	(11,972)	(12,980)

	$83,804	$49,024

The significant weighted average actuarial assumptions adopted in measuring the defined benefit pension plan obligations and net benefit plan expense as at April 30, 2013 and 2012 are as follows:

	2013	2012
Discount rate	4.06%	4.40%
Rate of compensation increase	2.06%	2.31%
Discount rate for pension expense	4.06%	4.98%
Expected long-term rate of return on plan assets	6.72%	5.60%

The net defined benefit pension plan expense is as follows:

	For the year ended
	April 30,	April 30,	April 30,
	2013	2012	2011

Current service cost	$19,719	$17,573	$20,028
Interest cost	31,587	35,344	33,842
Curtailment and settlement gain	—	—	(1,757)
Expected return on plan assets	(41,587)	(34,691)	(30,258)
Amortization of net actuarial and experience losses	1,009	507	1,703
Amortization of past service costs (credits)	(367)	(249)	89
Employee contributions	(2,963)	(2,911)	(1,681)

	$7,398	$15,573	$21,966

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

20.	Employee pension plans (continued):

(b)	Defined benefit pension plans (continued):

The components of other comprehensive loss (income) relating to the plans consists of the following:

	For the year ended
	April 30,	April 30,	April 30,
	2013	2012	2011
Other comprehensive loss (income):
Net loss (gain)	$37,090	$46,452	$(71,937)
Net prior service cost (credit)	—	(14,766)	1,675
Amortization of net actuarial gain, past service costs and transition amounts	(642)	(258)	(1,792)
Settlements and curtailments	—	—	(554)
Foreign exchange translation	—	402	576

	$36,448	$31,830	$(72,032)

As at April 30, 2013, the estimated net loss and net prior service credit that will be amortized from accumulated other comprehensive loss into net period benefit cost are $1.8 million and $(0.4) million, respectively.

(c)	Benefit Payments:

As at April 30, 2013, benefits expected to be paid under the defined benefit pension plans in each of the next five fiscal years and in aggregate for the fiscal years thereafter, are as follows:

Pension benefits
2014	$29,157
2015	30,000
2016	31,007
2017	31,890
2018	32,904
Thereafter	193,954

$348,912

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

20.	Employee pension plans (continued):

(d)	Pension plan assets and fair value measurement:

	April 30, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total plan assets

Assets:
Cash equivalents and other short-term investments	$21,780	$—	$—	$21,780
Equity investments	222,052	—	—	222,052
Fixed income	148,945	207,461	—	356,406
Money market and other	56,539	23,844	38,623	119,006

	$449,316	$231,305	$38,623	$719,244

	April 30, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total plan assets

Assets:
Cash equivalents and other short-term investments	$27,339	$—	$—	$27,339
Equity investments	134,207	—	—	134,207
Fixed income	133,290	238,792	—	372,082
Money market and other	51,079	30,391	31,714	113,184

	$345,915	$269,183	$31,714	$646,812

The methods and assumptions used to estimate the fair value of the pension assets in level 1 are based on publicly available quoted market prices. The level 3 assets are valued using third party appraisals and changes in the level 3 assets are as follows:

	2013	2012

Opening	$31,714	$27,788
Actual return on assets	7,055	3,037
Purchases, sales and settlements, net	—	3,054
Foreign currency translation	(146)	(2,165)

	$38,623	$31,714

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

21.	Derivative financial instruments and fair value measurements:

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

We entered into forward exchange contracts that qualified for hedge accounting treatment to manage our exposure to anticipated payroll transaction costs incurred in Canadian dollars and aircraft purchase commitments incurred in Euros. On February 1, 2010, we de-designated our hedging relationship for our payroll foreign exchange forward contracts and discontinued hedge accounting. The accumulation of previously recognized fair value gains and losses in accumulated other comprehensive income (loss) is reclassified to net loss within direct costs as the forecasted transactions occur.

The outstanding foreign exchange forward contracts are as follows:

	Notional	Fair value	Maturity dates

April 30, 2013:
Purchase contracts to sell US dollars and buy Canadian dollars	CAD 231,922	$383	May 2013 to Nov 2015
Purchase contracts to sell US dollars and buy Euros	€69,268	5,451	Dec 2013 to July 2014
Purchase contracts to sell Pounds Sterling and buy Euros	€61,000	(1,270)	May 2013 to Dec 2015

	Notional	Fair value	Maturity dates

April 30, 2012:
Purchase contracts to sell US dollars and buy Canadian dollars	CAD 250,502	$6,743	May 2012 to October 2014
Purchase contracts to sell US dollars and buy Euros	€16,872	(1,551)	September 2012

A gain in the amount of $1.1 million was recognized in other financing charge related to non-hedging derivative forward exchange contracts in the statement of operations for the year ended April 30, 2013 (2012 – a loss of $12.8 million; 2011 – a gain of $24.5 million).

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

A gain of $0.2 million due to the change in the fair value of embedded derivatives was recognized in the statement of operations as a part of other financing charges for the year ended April 30, 2013 (2012 – gain of $7.4 million, 2011 – loss of $18.9 million).

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

21.	Derivative financial instruments and fair value measurements (continued):

The following tables summarize the financial instruments measured at fair value on a recurring basis excluding cash and cash equivalents and restricted cash:

	April 30, 2013
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Fair value

Financial assets
Other assets, current:
Foreign currency forward contracts	$—	$5,636	$—	$5,636
Foreign currency embedded derivatives	—	128	—	128
Other assets, non-current:
Foreign currency forward contracts	—	1,949	—	1,949
Foreign currency embedded derivatives	—	274	—	274

	$—	$7,987	$—	$7,987

Financial liabilities
Other liabilities, current:
Foreign currency forward contracts	$—	$(1,960)	$—	$(1,960)
Foreign currency embedded derivatives	—	(10,772)	—	(10,772)
Other liabilities, non-current:
Foreign currency forward contracts	—	(1,061)	—	(1,061)
Foreign currency embedded derivatives	—	(14,710)	—	(14,710)

	$—	$(28,503)	$—	$(28,503)

	April 30, 2012
	Quoted prices	Significant
	in active	other	Significant
	markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Fair value

Financial assets
Other assets, current:
Foreign currency forward contracts	$—	$6,036	$—	$6,036
Foreign currency embedded derivatives	—	488	—	488
Other assets, non-current:
Foreign currency forward contracts	—	1,630	—	1,630
Foreign currency embedded derivatives	—	65	—	65

	$—	$8,219	$—	$8,219

Financial liabilities
Other liabilities, current:
Foreign currency forward contracts	$—	$(1,747)	$—	$(1,747)
Foreign currency embedded derivatives	—	(9,342)	—	(9,342)
Other liabilities, non-current:
Foreign currency forward contracts	—	(728)	—	(728)
Foreign currency embedded derivatives	—	(16,656)	—	(16,656)

	$—	$(28,473)	$—	$(28,473)

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

21.	Derivative financial instruments and fair value measurements (continued):

Inputs to the valuation methodology for Level 2 measurements include publically available forward rates, credit spreads and US$ or Euro interest rates, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	April 30, 2013		April 30, 2012
	Fair value	Carrying value	Fair value	Carrying value

Senior secured notes	$1,391,000	$1,287,303	$1,091,750	$1,084,109

The fair value of the senior secured notes is determined based on market information provided by third parties which is considered to be a level 2 measurement in the fair value hierarchy.

22.	Supplemental cash flow information:

	For the year ended
	April 30,	April 30,	April 30,
	2013	2012	2011

Cash interest paid	$113,345	$110,163	$132,453
Cash taxes paid	26,848	15,584	21,986
Assets acquired through non-cash capital leases	27,406	48,529	126,415

Change in cash resulting from changes in operating assets and liabilities:

	For the year ended
	April 30,	April 30,	April 30,
	2013	2012	2011

Receivables	$(55,259)	$(38,397)	$(37,614)
Income taxes	(289)	5,170	(8,693)
Inventory	(18,167)	5,007	(8,021)
Prepaid expenses	(1,060)	(4,335)	6,894
Payable and accruals	21,769	12,407	26,071
Deferred revenue	5,379	4,645	14,057
Other assets and liabilities	(50)	(7,123)	(5,388)

	$(47,677)	$(22,626)	$(12,694)

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

23.	Guarantees:

We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual aircraft values at the termination of the leases, which have terms expiring between fiscal 2014 and 2022. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $232.3 million as at April 30, 2013 (2012 – $223.0 million).

24.	Related party transactions:

(a)	Related party leasing transactions and balances:

During the years ended April 30, 2013 and 2012, we engaged in leasing transactions with VIEs related to our Ultimate Parent (note 4).

(b)	Balances with the Ultimate Parent:

At April 30, 2013, $2.0 million (2012 – $2.0 million) in payables and accruals is due to and $1.1 million (2012 – $0.9 million) in receivables is due from our Ultimate Parent.

(c)	On June 24, 2013, we paid a dividend of $25.1 million to our parent.

25.	Commitments:

We have aircraft operating leases with 18 lessors in respect of 166 aircraft included in our fleet at April 30, 2013 (2012 – 18 lessors in respect of 164 aircraft). As at April 30, 2013, these leases had expiry dates ranging from fiscal 2014 to 2023. We have the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.

At April 30, 2013, we have commitments with respect to operating leases for aircraft, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended April 30:

		Building, land and
	Aircraft operating	equipment operating	Total operating
	leases	leases	leases

2014	$227,010	$12,113	$239,123
2015	211,578	9,657	221,235
2016	198,858	7,825	206,683
2017	171,400	6,780	178,180
2018	156,812	4,671	161,483
Thereafter	359,982	55,101	415,083

	$1,325,640	$96,147	$1,421,787

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

25.	Commitments (continued):

During the year ended April 30, 2013, we incurred aircraft operating lease and related costs of $201.7 million (2012 – $176.7 million; 2011 – $164.8 million) and other operating lease costs of $13.8 million (2012 – $9.3 million, 2011 – $9.0 million).

As at April 30, 2013, we have committed to purchase $79.0 million of helicopter parts by October 31, 2015 and 27 aircraft (2012 – 23 aircraft). The total required additional expenditures related to the aircraft purchase commitments is approximately $651.8 million. These aircraft are expected to be delivered in fiscal 2014 ($285.8 million), 2015 ($197.0 million), 2016 to 2017 ($169.0 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these aircraft or purchase them outright upon delivery from the manufacturer.

The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.

Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the aircraft, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to our financial position. The aircraft would then be sold and the surplus, if any, returned to us. Alternatively we could exercise our option to purchase the aircraft. As at April 30, 2013 the Company was in compliance with all financial covenants.

During the year ended April 30, 2013, a lessor that had been engaged in discussions with us approved a long-term financial covenant reset.

26.	Contingencies:

One or more of our subsidiaries are, from time to time, named as defendants in lawsuits arising in the ordinary course of our business. Such disputes may involve, for example, breach of contract, employment, wrongful termination and tort claims. We maintain adequate insurance coverage to respond to most claims. We cannot predict the outcome of any such lawsuits with certainty, but our management team does not expect the outcome of pending or threatened legal matters to have a material adverse impact on our financial condition.

In addition, from time to time, the Company or its subsidiaries are involved in tax and other disputes with various government agencies. The following summarizes such presently pending disputes:

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

26.	Contingencies (continued):

In 2006, we voluntarily disclosed to OFAC that several of our subsidiaries formerly operating as Schreiner Airways may have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries may be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the U.S. jurisdiction. At April 30, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through administrative court action any claim for penalties associated with the seizure and the alleged violation. We have preserved our rights by filing a civil action against our customs agent for any losses that may result. At April 30, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Our Brazilian subsidiary is disputing a claim from the Brazilian tax authorities regarding eligibility for certain tax benefits that our subsidiary claimed in the past in connection with the importation of aircraft parts and tooling. The tax authorities are seeking to assess up to $18.0 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation. On December 19, 2011, a First Level Administrative Panel decision reduced the assessment to $0.3 million and on May 21, 2013, the appellate court further reduced this assessment to $0.1 million. We may appeal the remaining assessment and expect that the government will appeal the reductions. We will continue to defend this claim vigorously. At April 30, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Our Brazilian subsidiary is also disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $4.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At April 30, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

We received an inquiry from the Nigerian government regarding the tax treatment of certain of our agreements and operations in Nigeria. We are cooperating with the government of Nigeria but are unable to estimate the likelihood and magnitude of any impact of the inquiry as at April 30, 2013.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

26.	Contingencies (continued):

In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. At April 30, 2013 it is impossible to determine whether the government may take any action against the Company. We will continue to cooperate in all aspects of the investigation. At April 30, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

27.	Segment information:

We operate under the following segments:

•	Helicopter Services;

•	Maintenance, repair and overhaul (“MRO”);

•	Corporate and other.

We have provided information on segment revenues and segment EBITDAR (adjusted) because these are the financial measures used by the Company’s chief operating decision maker (“CODM”) in making operating decisions and assessing performance. Transactions between operating segments are at standard industry rates.

The segmented information for the years ended April 30, 2012 and 2011 have been restated (see note 2q).

The Helicopter Services segment includes flying operations around the world serving offshore oil and gas, EMS/SAR and other industries and the management of the fleet.

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

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

27.	Segment information (continued):

	For the year ended April 30, 2013
	Helicopter		Corporate and	Inter-segment
	services	MRO	other	eliminations	Consolidated
Revenue from external customers	$1,603,403	$140,444	$—	$—	$1,743,847
Add: Inter-segment revenues	5,575	286,709	—	(292,284)	—

Total revenue	1,608,978	427,153	—	(292,284)	1,743,847

Direct costs (i)	(1,144,045)	(335,453)	—	289,397	(1,190,101)
Earnings from equity accounted investees	4,718	—	—	—	4,718
General and administration costs	—	—	(73,802)	—	(73,802)

Segment EBITDAR (adjusted) (ii)	469,651	91,700	(73,802)	(2,887)	484,662

Aircraft lease and associated costs	(201,736)	—	—	—	(201,736)
Depreciation					(131,926)
Restructuring costs					(10,976)
Asset impairments (iii)					(29,923)
Loss on disposal of assets					(15,483)
Interest on long-term debt					(127,199)
Foreign exchange loss					(11,380)
Other financing charges					(18,755)
Income tax expense					(54,441)

Loss from continuing operations					(117,157)
Earnings from discontinued operations, net of tax					1,025

Net loss					$(116,132)

Segment assets	$1,741,518	$646,811	$472,240	$—	$2,860,569
Segment assets –held-for-sale (note 7)	32,047	—	—	—	32,047

Total assets	$1,773,565	$646,811	$472,240	$—	$2,892,616

Segment capital asset expenditures	$279,197	$140,911	$7,771	$—	$427,879
Segment goodwill	430,462	—	—	—	430,462

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administration costs.
(iii)	Impairment of intangible assets of $7.7 million and assets held for use of $8.4 million relates to the Helicopter services segment.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

27.	Segment information (continued):

	For the year ended April 30, 2012
	Helicopter services	MRO	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$1,526,060	$166,479	$—	$—	$1,692,539
Add: Inter-segment revenues	7,568	283,026	—	(290,594)	—

Total revenue	1,533,628	449,505	—	(290,594)	1,692,539

Direct costs (i)	(1,135,743)	(353,485)	—	283,488	(1,205,740)
Earnings from equity accounted investees	2,844	—	—	—	2,844
General and administration costs	—	—	(69,065)	—	(69,065)

Segment EBITDAR (adjusted) (ii)	400,729	96,020	(69,065)	(7,106)	420,578

Aircraft lease and associated costs	(176,685)	—	—	—	(176,685)
Depreciation					(112,967)
Restructuring costs					(22,511)
Asset impairments (iii)					(17,415)
Gain on disposal of assets					8,169
Interest on long-term debt					(116,578)
Foreign exchange gain					1,795
Other financing charges					(15,062)
Income tax expense					(48,217)

Loss from continuing operations					(78,893)
Loss from discontinued operations, net of tax					(16,107)

Net loss					$(95,000)

Segment assets	$2,006,435	$392,150	$237,584	$—	$2,636,169
Segment assets –held-for-sale (note 7)	79,813	—	—	—	79,813

Total assets	$2,086,248	$392,150	$237,584	$—	$2,715,982

Segment capital asset expenditures	$259,815	$114,971	$1,838	$—	$376,624
Segment goodwill	433,811	—	—	—	433,811

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.

(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administration costs.

(iii)	Impairment of intangible assets of $4.2 million relates to the Helicopter services segment.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

27.	Segment information (continued):

	For the year ended April 30, 2011
	Helicopter services	MRO	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$1,316,238	$129,222	$—	$—	$1,445,460
Add: Inter-segment revenues	8,125	239,321	—	(247,446)	—

Total revenue	1,324,363	368,543	—	(247,446)	1,445,460

Direct costs (i), (iv)	(969,997)	(324,057)	—	246,522	(1,047,532)
Earnings from equity accounted investees	2,159	—	—	—	2,159
General and administration costs	—	—	(64,711)	—	(64,711)

Segment EBITDAR (adjusted) (ii)	356,525	44,486	(64,711)	(924)	335,376

Aircraft lease and associated costs	(164,828)	—	—	—	(164,828)
Depreciation					(99,625)
Restructuring costs					(4,751)
Asset impairments (iii)					(27,766)
Gain on disposal of assets					7,193
Interest on long-term debt					(91,462)
Foreign exchange gain					17,916
Other financing charges					(67,036)
Income tax recovery					32,916

Loss from continuing operations					(62,067)

Loss from discontinued operations, net of tax					(3,202)

Net loss					$(65,269)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administration costs.
(iii)	Impairment of intangible assets of $20.6 million relates to the Helicopter services segment.
(iv)	Direct costs in the Helicopter services segment includes $10.2 million in the write-off of bid costs previously capitalized and other legal and consulting costs incurred in connection with the planned procurement of the UK Search and Rescue Helicopter Services.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

27.	Segment information (continued):

Geographic information:

	Revenue For the year ended
	April 30, 2013	April 30, 2012	April 30, 2011

Canada	$2,841	$13,914	$12,671
United Kingdom	306,893	262,592	243,921
Norway	491,938	531,452	452,578
Africa	67,752	60,503	56,361
Australia	261,424	213,970	137,639
Denmark	195	29,538	29,108
The Netherlands	82,576	94,663	95,835
Brazil	282,469	210,347	163,928
Asia	86,949	93,782	107,305
Other European countries	125,196	139,955	112,188
Other countries	35,614	41,823	33,926

Consolidated total	$1,743,847	$1,692,539	$1,445,460

Revenues are attributed to countries based on the location of the customer for MRO services and the location of service for helicopter flying services.

We provide services across different geographic areas to many customers. In the year ended April 30, 2013, revenue from two customers (2012 – two customers) was greater than 10% of our revenue, contributing $491.0 million (2012 – $450.5 million, 2011 – $249.9 million) in Helicopter Services. As at April 30, 2013, these two customers had outstanding accounts receivable balances of $42.0 million.

	Property and equipment		Goodwill
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012

Canada	$95,234	$62,425	$10,718	$10,857
United Kingdom	56,074	60,323	85,687	87,800
Norway	532,477	525,470	39,421	39,716
Africa	46,704	55,247	9,268	9,794
Australia	151,619	111,920	19,447	19,523
Denmark	—	685	1,069	1,076
The Netherlands	3,867	9,450	36,019	36,179
Brazil	66,696	52,134	59,734	59,736
Asia	50,408	43,084	16,100	16,100
Other European countries	13,795	58,852	7,014	7,045
Other countries	58,380	47,270	145,985	145,985

Consolidated total	$1,075,254	$1,026,860	$430,462	$433,811

Property and equipment is attributed to countries based on the physical location of the asset at the fiscal year end.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

(Tabular amounts expressed in thousands unless otherwise noted, except capital stock amounts)

Year ended April 30, 2013

28.	Subsequent events:

(a)	Issuance of Unsecured Senior Notes:

On May 13, 2013, we issued $300.0 million of unsecured senior notes (the “unsecured notes”). The unsecured notes have an aggregate principal value of $300.0 million, were issued at par value, bear interest at a rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021. The net proceeds from the issuance have been used to repay a portion of the Company’s borrowings under its revolving credit facility and for other working capital and general corporate purposes.

(b)	On May 24, 2013, the Company exercised the option to acquire two additional S92’s from Sikorsky in addition to the 27 helicopters the Company has committed to acquire.

29.	Supplemental condensed consolidated financial information:

The Company and certain of its direct and indirect wholly-owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter SA. The following consolidating schedules present financial information as of April 30, 2013 and 2012 and for the years ended April 30, 2013, 2011 and 2010, respectively, based on the guarantor structure that was in place at April 30, 2013.

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

Balance Sheets as at April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Assets

Current Assets:
Cash and cash equivalents	$19,391	$3,478	$117,444	$(13,121)	$(3,478)	$123,714
Receivables, net of allowance for doubtful accounts	4	113	147,134	175,891	(746)	322,396
Current intercompany receivables	12,352	439,585	496,789	241,723	(1,190,449)	—
Income taxes receivable	—	—	362	25,509	—	25,871
Deferred income tax assets	—	—	(8)	57	—	49
Inventories	—	—	100,263	5,531	—	105,794
Prepaid expenses	26	49	10,287	11,906	(49)	22,219
Other assets	—	5,593	46,715	87,891	(89,263)	50,936

	31,773	448,818	918,986	535,387	(1,283,985)	650,979
Property and equipment, net	—	—	993,911	81,724	(381)	1,075,254
Investments	507,725	393,062	357,608	18,116	(1,249,615)	26,896
Intangible assets	—	—	194,360	3,450	—	197,810
Goodwill	—	—	334,129	96,333	—	430,462
Restricted cash	—	—	8,172	21,467	—	29,639
Other assets	—	29,449	377,211	61,596	(29,479)	438,777
Long-term intercompany receivables	—	859,564	43,324	449,718	(1,352,606)	—
Deferred income tax assets	—	—	10,104	648	—	10,752
Assets held for sale	—	—	32,047	—	—	32,047

	$539,498	$1,730,893	$3,269,852	$1,268,439	$(3,916,066)	$2,892,616

Liabilities and Shareholders’ Equity

Current Liabilities:
Payables and accruals	$115	$6,516	$280,876	$138,188	$(6,516)	$419,179
Deferred revenue	—	—	18,901	8,751	—	27,652
Income taxes payable	525	457	36,891	10,571	(457)	47,987
Current intercompany payables	—	35,729	284,548	466,300	(786,577)	—
Deferred income tax liabilities	—	—	537	81	—	618
Current facility secured by accounts receivable	—	—	—	53,512	—	53,512
Other liabilities	—	83,596	100,129	6,332	(167,266)	22,791
Current portion of long-term debt obligations	—	—	2,138	—	—	2,138

	640	126,298	724,020	683,735	(960,816)	573,877

Long-term debt obligations	—	1,337,303	1,475,087	—	(1,337,303)	1,475,087
Long-term intercompany payables	—	—	436,282	56,789	(493,071)	—
Deferred revenue	—	—	25,910	30,080	—	55,990
Other liabilities	16	—	145,550	100,889	—	246,455
Deferred income tax liabilities	—	—	9,287	1,340	—	10,627

Total liabilities	656	1,463,601	2,816,136	872,833	(2,791,190)	2,362,036

Redeemable non-controlling interests	—	—	—	(8,262)	—	(8,262)

Shareholders’ equity	538,842	267,292	453,716	403,868	(1,124,876)	538,842

	$539,498	$1,730,893	$3,269,852	$1,268,439	$(3,916,066)	$2,892,616

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

Statements of Operations as at April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$1,127,239	$1,122,076	$(505,468)	$1,743,847

Operating expenses:
Direct costs	—	(72)	(810,511)	(1,086,794)	505,540	(1,391,837)
Earnings (loss) from equity accounted investees	(125,838)	(28,933)	34,641	2,571	122,277	4,718
General and administration costs	6,685	(1,185)	(71,147)	(9,408)	1,253	(73,802)
Depreciation	—	—	(120,466)	(11,460)	—	(131,926)
Restructuring costs	—	(16)	(5,126)	(5,850)	16	(10,976)
Asset impairments	—	—	(29,923)	—	—	(29,923)
Loss on disposal of assets	—	—	(12,976)	(2,507)	—	(15,483)

	(119,153)	(30,206)	(1,015,508)	(1,113,448)	629,086	(1,649,229)

Operating income (loss)	(119,153)	(30,206)	111,731	8,628	123,618	94,618

Financing income (charges)	(65)	(90,822)	(198,947)	41,678	90,822	(157,334)

Earnings (loss) from continuing operations before income tax	(119,218)	(121,028)	(87,216)	50,306	214,440	(62,716)

Income tax recovery (expense)	139	(3,556)	(39,647)	(14,933)	3,556	(54,441)

Earnings (loss) from continuing operations	(119,079)	(124,584)	(126,863)	35,373	217,996	(117,157)

Earnings from discontinued operations, net of tax	—	—	1,025	—	—	1,025

Net earnings (loss)	$(119,079)	$(124,584)	$(125,838)	$35,373	$217,996	$(116,132)

Net earnings (loss) attributable to:
Controlling interest	$(119,079)	$(124,584)	$(125,838)	$32,426	$217,996	$(119,079)
Non-controlling interests	—	—	—	2,947	—	2,947

Net earnings (loss)	$(119,079)	$(124,584)	$(125,838)	$35,373	$217,996	$(116,132)

Comprehensive loss	$(147,318)	$(150,237)	$(154,077)	$(22,753)	$317,130	$(157,255)

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

Statements of Cash Flows for the year ended April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(5,727)	$(217,525)	$25,109	$(20,145)	$217,525	$(763)

Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	7,262	—	7,262
Net proceeds from issuance of capital stock	24,922	—	—	—	—	24,922
Proceeds from issuance of senior secured notes	—	202,000	202,000	—	(202,000)	202,000
Long-term debt proceeds	—	1,025,000	1,168,745	—	(1,025,000)	1,168,745
Long-term debt repayments	—	(1,100,000)	(1,178,035)	—	1,100,000	(1,178,035)
Increase in senior secured notes, credit facility and revolver deferred financing cost	—	(3,971)	(3,971)	—	3,971	(3,971)
LT IC flow – Issuance (repayment of debt)	—	(25,593)	(5,141)	5,141	25,593	—
Dividends paid	—	—	(130,338)	—	130,338	—

Cash provided by financing activities	24,922	97,436	53,260	12,403	32,902	220,923

Investing activities:
Property and equipment additions	—	—	(399,940)	(27,939)	—	(427,879)
Proceeds from disposal of property and equipment	—	—	342,424	10,917	—	353,341
Aircraft deposits net of lease inception refunds	—	—	(71,675)	—	—	(71,675)
Restricted cash	—	—	(2,211)	(3,542)	—	(5,753)
Distributions from equity investments	—	—	2,049	—	—	2,049
Dividends received	—	130,338	130,338	—	(260,676)	—

Cash provided by (used in) investing activities	—	130,338	985	(20,564)	(260,676)	(149,917)

Cash provided by (used in) continuing operations	19,195	10,249	79,354	(28,306)	(10,249)	70,243

Cash flows provided by (used in) discontinued operations:
Cash flows provided by (used in) operating activities	—	—	1,025	—	—	1,025
Cash flows provided by (used in) financing activities	—	—	(1,025)	—	—	(1,025)

Cash provided by discontinued operations	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,942)	866	—	(2,076)

Change in cash and cash equivalents during the year	19,195	10,249	76,412	(27,440)	(10,249)	68,167

Cash and cash equivalents, beginning of the year	196	(6,771)	41,032	14,319	6,771	55,547

Cash and cash equivalents, end of the year	$19,391	$3,478	$117,444	$(13,121)	$(3,478)	$123,714

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

Balance Sheets as at April 30, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Assets

Current Assets:
Cash and cash equivalents	$196	$(6,771)	$41,032	$14,319	$6,771	$55,547
Receivables, net of allowance for doubtful accounts	4	113	115,853	150,881	(736)	266,115
Current intercompany receivables	6,065	463,703	521,817	282,677	(1,274,262)	—
Income taxes receivable	—	—	4,203	16,544	—	20,747
Deferred income tax assets	—	—	5,192	3,350	—	8,542
Inventories	—	—	80,879	9,134	—	90,013
Prepaid expenses	—	—	12,088	9,095	—	21,183
Other assets	—	14,202	38,973	38,575	(58,555)	33,195

	6,265	471,247	820,037	524,575	(1,326,782)	495,342
Property and equipment, net	—	—	950,024	77,217	(381)	1,026,860
Investments	661,373	324,255	358,315	15,548	(1,335,265)	24,226
Intangible assets	—	—	215,949	1,941	—	217,890
Goodwill	—	—	336,703	97,108	—	433,811
Restricted cash	—	—	6,039	19,955	—	25,994
Other assets	—	31,497	333,683	29,362	(31,439)	363,103
Long term intercompany receivables	—	873,263	30,151	496,926	(1,400,340)	—
Deferred income tax assets	—	—	30,759	18,184	—	48,943
Assets held for sale	—	—	79,813	—	—	79,813

	$667,638	$1,700,262	$3,161,473	$1,280,816	$(4,094,207)	$2,715,982

Liabilities and Shareholders’ Equity

Current Liabilities:
Payables and accruals	$45	$5,796	$255,960	$107,059	$(5,796)	$363,064
Deferred revenue	—	—	14,020	9,717	—	23,737
Income taxes payable	5,433	3,908	20,763	17,385	(3,908)	43,581
Current intercompany payables	1,352	31,754	327,798	489,454	(850,358)	—
Deferred income tax liabilities	—	—	11,652	77	—	11,729
Current facility secured by accounts receivable	—	—	—	45,566	—	45,566
Other liabilities	—	34,606	49,277	18,641	(78,876)	23,648
Current portion of long-term debt obligations	—	—	17,701	—	—	17,701

	6,830	76,064	697,171	687,899	(938,938)	529,026

Long-term debt obligations	—	1,209,109	1,269,379	—	(1,209,109)	1,269,379
Long-term intercompany payables	—	—	449,595	69,313	(518,908)	—
Liabilities held for sale	—	—	—	—	—	—
Deferred revenue	—	—	17,955	25,562	—	43,517
Other liabilities	16	—	107,491	84,014	—	191,521
Deferred income tax liabilities	—	—	16,931	3,141	—	20,072

Total liabilities	6,846	1,285,173	2,558,522	869,929	(2,666,955)	2,053,515

Redeemable non-controlling interests	—	—	—	1,675	—	1,675

Shareholders’ equity	660,792	415,089	602,951	409,212	(1,427,252)	660,792

	$667,638	$1,700,262	$3,161,473	$1,280,816	$(4,094,207)	$2,715,982

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

Statements of Operations as at April 30, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$1,154,778	$1,093,376	$(555,615)	$1,692,539

Operating expenses:
Direct costs	—	(2)	(866,202)	(1,071,839)	555,618	(1,382,425)
Earnings (loss) from equity accounted investees	(107,782)	(102,017)	(42,236)	1,178	253,701	2,844
General and administration costs	(387)	32,223	(36,979)	(31,515)	(32,407)	(69,065)
Depreciation	—	—	(98,755)	(14,212)	—	(112,967)
Restructuring costs	—	—	(18,359)	(4,152)	—	(22,511)
Asset impairments	—	—	(16,740)	(675)	—	(17,415)
Gain on disposal of assets	—	—	7,335	834	—	8,169

	(108,169)	(69,796)	(1,071,936)	(1,120,381)	776,912	(1,593,370)

Operating income (loss)	(108,169)	(69,796)	82,842	(27,005)	221,297	99,169
Financing charges	(32)	(42,655)	(120,835)	(8,978)	42,655	(129,845)

Loss from continuing operations before income tax	(108,201)	(112,451)	(37,993)	(35,983)	263,952	(30,676)

Income tax recovery (expense)	779	(3,072)	(53,683)	4,687	3,072	(48,217)

Loss from continuing operations	(107,422)	(115,523)	(91,676)	(31,296)	267,024	(78,893)

Loss from discontinued operations, net of tax	—	—	(16,107)	—	—	(16,107)

Net loss	$(107,422)	$(115,523)	$(107,783)	$(31,296)	$267,024	$(95,000)

Net earnings (loss) attributable to:
Controlling interest	$(107,422)	$(115,523)	$(107,783)	$(43,718)	$267,024	$(107,422)
Non-controlling interests	—	—	—	12,422	—	12,422

Net loss	$(107,422)	$(115,523)	$(107,783)	$(31,296)	$267,024	$(95,000)

Comprehensive loss	$(184,219)	$(190,410)	$(184,580)	$(68,832)	$442,410	$(185,631)

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

Statements of Cash Flows for the year ended April 30, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(28,331)	$(174,931)	$97,930	$(13,998)	$134,931	$15,601

Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	27,203	—	27,203
Long term debt proceeds	—	835,000	867,853	—	(835,000)	867,853
Long term debt repayments	—	(780,000)	(786,808)	—	780,000	(786,808)
Long term intercompany flow – issuance of debt	(71,501)	71,501	71,501	—	(71,501)	—
Dividends paid (received)	—	40,000	(40,000)	—	—	—
Increase in deferred financing costs relating to the notes	—	(1,033)	(1,033)	—	1,033	(1,033)
Proceeds from issuance of capital stock	100,000	—	—	—	—	100,000

Cash provided by financing activities	28,499	165,468	111,513	27,203	(125,468)	207,215

Investing activities:
Property and equipment additions	—	—	(341,325)	(35,299)	—	(376,624)
Proceeds from disposal of property and equipment	—	—	218,253	6	—	218,259
Aircraft deposits net of lease inception refunds	—	—	(47,307)	—	—	(47,307)
Restricted cash	—	—	536	(13,671)	—	(13,135)
Distributions from equity investments	—	—	1,134	—	—	1,134

Cash used in investing activities	—	—	(168,709)	(48,964)	—	(217,673)

Cash provided by (used in) continuing operations	168	(9,463)	40,734	(35,759)	9,463	5,143

Cash flows provided by (used in) discontinued operations:
Cash flows provided by operating activities	—	—	2,240	—	—	2,240
Cash flows used in financing activities	—	—	(2,240)	—	—	(2,240)

Cash provided by (used in) discontinued operations	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(14,718)	(3,799)	—	(18,517)

Change in cash and cash equivalents during the year	168	(9,463)	26,016	(39,558)	9,463	(13,374)

Cash and cash equivalents, beginning of the year	28	2,692	15,016	53,877	(2,692)	68,921

Cash and cash equivalents, end of the year	$196	$(6,771)	$41,032	$14,319	$6,771	$55,547

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

Statements of Operations as at April 30, 2011 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$882,995	$1,008,060	$(445,595)	$1,445,460

Operating expenses:
Direct costs	—	—	(703,135)	(954,801)	445,576	(1,212,360)
Earnings (loss) from equity accounted investees	(55,754)	(72,037)	8,669	585	120,696	2,159
General and administration costs	(572)	(15,203)	(27,896)	(36,088)	15,048	(64,711)
Depreciation	—	—	(93,790)	(5,835)	—	(99,625)
Restructuring costs	—	—	(4,751)	—	—	(4,751)
Asset impairments	—	—	(27,755)	(11)	—	(27,766)
Gain on disposal of assets	—	—	5,263	1,930	—	7,193

	(56,326)	(87,240)	(843,395)	(994,220)	581,320	(1,399,861)

Operating income (loss)	(56,326)	(87,240)	39,600	13,840	135,725	45,599
Financing charges	(12,480)	24,032	(147,367)	19,558	(24,325)	(140,582)

Earnings (loss) from continuing operations before income tax	(68,806)	(63,208)	(107,767)	33,398	111,400	(94,983)

Income tax recovery (expense)	(1,532)	(4,301)	55,215	(19,863)	3,397	32,916

Earnings (loss) from continuing operations	(70,338)	(67,509)	(52,552)	13,535	114,797	(62,067)

Loss from discontinued operations, net of tax	—	—	(3,202)	—	—	(3,202)

Net earnings (loss)	$(70,338)	$(67,509)	$(55,754)	$13,535	$114,797	$(65,269)

Net earnings (loss) attributable to:
Controlling interest	$(70,338)	$(67,509)	$(55,754)	$8,466	$114,797	$(70,338)
Non-controlling interests	—	—	—	5,069	—	5,069

Net earnings (loss)	$(70,338)	$(67,509)	$(55,754)	$13,535	$114,797	$(65,269)

Comprehensive income	$49,972	$47,137	$64,556	$90,841	$(174,420)	$78,086

6922767 HOLDING S.à.r.l.

Notes to Consolidated Financial Statements

Statements of Cash Flows for the year ended April 30, 2011 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(153)	$(91,172)	$(9,200)	$51,643	$91,172	$42,290

Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	(25,309)	—	(25,309)
Proceeds from the senior secured notes	—	1,082,389	1,082,389	—	(1,082,389)	1,082,389
Repayment of the senior credit facility debt	—	(1,020,550)	(1,020,550)	—	1,020,550	(1,020,550)
Redemption of senior subordinated notes	—	—	(129)	—	—	(129)
Settlement of the interest rate swap and other breakage fees	—	(45,711)	(45,711)	—	45,711	(45,711)
Long-term debt proceeds	—	262,800	262,800	—	(262,800)	262,800
Long-term debt repayments	—	(199,737)	(213,920)	—	199,737	(213,920)
Long-term intercompany flow—issuance of debt	—	—	4,518	(4,518)	—	—
Senior secured notes, senior credit facility and revolver deferred financing costs	—	(42,650)	(42,721)	—	42,650	(42,721)
Proceeds from the issuance of capital stock	146	—	—	—	—	146

Cash provided by (used in) financing activities	146	36,541	26,676	(29,827)	(36,541)	(3,005)

Investing activities:
Property and equipment additions	—	—	(204,581)	(24,223)	—	(228,804)
Proceeds from disposal of property and equipment	—	—	61,739	29	—	61,768
Proceeds from the sale of the flight training operations to CAE Inc.	—	—	20,693	9,086	—	29,779
Aircraft deposits net of lease inception refunds	—	—	(28,253)	—	—	(28,253)
Restricted cash	—	—	(105)	4,860	—	4,755

Cash used in investing activities	—	—	(150,507)	(10,248)	—	(160,755)

Cash provided by (used in) continuing operations	(7)	(54,631)	(133,031)	11,568	54,631	(121,470)

Cash flows provided by (used in) discontinued operations:
Cash flows used in operating activities	—	—	(1,032)	—	—	(1,032)
Cash flows provided by financing activities	—	—	1,032	—	—	1,032

Cash provided by (used in) discontinued operations	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	10,788	4,643	—	15,431

Change in cash and cash equivalents during the year	(7)	(54,631)	(122,243)	16,211	54,631	(106,039)

Cash and cash equivalents, beginning of the year	35	57,323	137,259	37,666	(57,323)	174,960

Cash and cash equivalents, end of the year	$28	$2,692	$15,016	$53,877	$(2,692)	$68,921

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2013, the end of the period covered by this Annual Report on Form 10-K.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIRECTORS

The following were the Company’s directors as of June 30, 2013:

Name	Age	Position	Year first elected as director

Dod E. Wales	36	Manager	2008
Daren R. Schneider	44	Manager	2012
Johan G. M. Dejans	46	Manager	2008
Richard E.J. Brekelmans	52	Manager	2008
Hille-Paul Schut	35	Manager	2010
Joan Hooper	55	Manager	2012
ATC Management (Luxembourg) S.à r.l.	N/A	Manager	2008

Dod E. Wales

Dod E. Wales, Manager, joined First Reserve in 2004 and is a non-executive Director. His responsibilities at First Reserve range from deal origination and structuring to due diligence, execution and monitoring, with particular focus on the equipment, manufacturing and services sector. Prior to joining First Reserve, he was an Analyst in the Distressed Finance and Restructuring Group at Credit Suisse First Boston. Mr. Wales holds a B.A. in History from Stanford University. Mr. Wales was selected to serve on the Company’s board due to his expertise in finance and experience in the manufacturing, equipment and services sectors.

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

Richard E.J. Brekelmans

Richard E.J. Brekelmans, Manager, joined ATC Corporate Services Netherlands B.V. in 2000 and has been a Business Unit Director of ATC Corporate Services (Luxembourg) S.à.r.l. since its incorporation in 2004. Mr. Brekelmans offers ATC and its clients wide-ranging experience in the administration and domicile of companies in Luxembourg and other jurisdictions. Prior to joining ATC, Mr. Brekelmans assumed various positions within audit firms, principally in Amsterdam and on Curaçao, providing audit and controlling services to financial institutions and investment fund vehicles such as unit trusts, investment companies and investment funds, incorporated in various jurisdictions. Mr. Brekelmans holds a Business Administration degree from HEAO Amsterdam, School of Economics. Mr. Brekelmans was selected to serve on the Company’s board due to his expertise in Luxembourg corporate law and experience advising companies organized in Luxembourg.

Hille-Paul Schut

Hille-Paul Schut, Manager, joined ATC Corporate Services (Luxembourg) S.à.r.l. in 2010 and is currently a Business Unit Director. Mr. Schut has served as a legal trust officer at trust companies in the Netherlands and Luxembourg, including as an Assistant Managing Director at Citco REIF Services (Luxembourg) SA from 2007 to 2010. He holds an MSc in Fiscal Economics from the Erasmus University Rotterdam. Mr. Schut was selected to serve on the Company’s board due to his expertise in Luxembourg corporate law and experience advising companies organized in Luxembourg.

Joan Hooper

Ms. Hooper, Manager, is currently senior vice president and chief financial officer of the Company. Previously she led finance organizations for Dell’s Global Public and Americas business units, and also oversaw corporate finance and was the chief accounting officer for the Company. Before Dell, Ms. Hooper was executive vice president and CFO of FreeMarkets, an innovative provider of procurement tools and services, which she helped take public in 1999 in a highly successful IPO. At AT&T she held a variety of senior finance positions. A finance graduate from Creighton University, Ms. Hooper holds a master’s degree in business administration from Northwestern University’s Kellogg Graduate School of Management. She has earned public and management accounting certifications. Ms. Hooper was selected to serve on the Company’s board due to her extensive corporate finance and accounting experience.

ATC Management (Luxembourg) S.à r.l.

Part of the ATC Group, ATC Management (Luxembourg) S.à r.l. provides management services to a wide range of clients, working with their professional advisers to form, administer and manage such structures.

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

Mr. Amelio joined the Company on August 10, 2010.

Larry Alexandre (President, Heli-One)

Mr. Alexandre, age 43, was appointed President of Heli-One in June of 2011. Mr. Alexandre has extensive leadership experience in aerospace manufacturing and MRO. The former CEO of Sagem Avionics, a member of the Safran group of companies, Mr. Alexandre has also held leadership positions with Turbomeca as COO of that company’s businesses in the United States, Canada, and Brazil, as well as Teleflex’s aerospace division. Mr. Alexandre has a record of driving cultural change in the companies he has led around the world, with a unique focus on lean deployment as an enabler for change. He has successfully led initiatives globally to increase synergies between business units, reduce inventory, improve productivity and reduce lead times, while relentlessly driving customer focus and satisfaction into every process of the organization. Mr. Alexandre holds a master’s degree in Business Administration from The Ohio State University and a bachelor degree in International Business from the EPSCI-ESSEC Group business school in France. Subsequent to year end, Mr. Alexandre’s employment was terminated. The termination agreement is currently being finalized.

Joan Hooper (Senior Vice President and Chief Financial Officer)

Ms. Hooper, age 55, was appointed senior vice president and chief financial officer in October 2011. Previously she led finance organizations for Dell’s Global Public and Americas business units, and also oversaw corporate finance and was the chief accounting officer for the company. Before Dell, Ms. Hooper was executive vice president and CFO of FreeMarkets, an innovative provider of procurement tools and services, which she helped take public in 1999 in a highly successful IPO. At AT&T she held a variety of senior finance positions. A finance graduate from Creighton University, Ms. Hooper holds a master’s degree in business administration from Northwestern University’s Kellogg Graduate School of Management. She has earned public and management accounting certifications.

Michael O’Neill (Chief Legal Officer)

Mr. O’Neill, age 56, was appointed Chief Legal Officer of CHC on February 15, 2011. Previously, Mr. O’Neill served as Senior Vice President and General Counsel for the Lenovo Group, the global personal computer maker, where he was responsible for all legal, contracts, government affairs, and security for the Company. In addition to his work with the Lenovo Group, Mr. O’Neill was the General Counsel for international practices for Howrey Simon Arnold & White, LLP, where he was responsible for the legal and administrative matters of the firm outside of the United States. Mr. O’Neill earned his JD and M.B.A. (Finance) from the

University of Baltimore after completing his B.A. in Business Administration/Economics from Belmont Abbey College. Mr. O’Neill also completed George Washington University’s Postgraduate Masters Program in Government and Technology Contracting and Duke University’s Postgraduate Corporate Counsels Program.

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

6922767 HOLDING (CAYMAN) INC.

6922767 Holdings S.à r.l. is a wholly-owned subsidiary of 6922767 Holding (Cayman) Inc. (“CHC Cayman”), which indirectly owns all of its issued and outstanding capital stock. As of June 30, 2013, the board of directors of CHC Cayman was comprised of William E. Macaulay, William Amelio, Jonathan Lewis, John Mogford (Chairman), Kenneth M. Moore, and Dod E. Wales. Other than Messrs. Amelio and Wales, below are CHC Cayman’s director biographies.

William E. Macaulay

William E. Macaulay, Chairman and Chief Executive Officer of First Reserve, has been with the firm since its founding in 1983. He is responsible for supervision of all aspects of the firm’s investment program and strategy, as well as overall management of the firm. Prior to participating in the acquisition of First Reserve in 1983, Mr. Macaulay was a co-founder of Meridien Capital Company, a private equity buyout firm. From 1972 to 1982, Mr. Macaulay was with Oppenheimer & Co., Inc., where he served as Director of Corporate Finance with responsibility for investing Oppenheimer’s capital in private equity transactions. At Oppenheimer, he also served as a General Partner and member of the Management Committee of Oppenheimer & Co., as well as President of Oppenheimer Energy Corporation. He was the founder and largest stockholder of Peppermill Oil Company. Mr. Macaulay holds a B.B.A. degree Magna Cum Laude in Economics from City College of New York and an M.B.A. from the Wharton School of the University of Pennsylvania, where he also has served as a member of the Executive Board. Mr. Macaulay has served on the Board of Directors of Dresser-Rand Group, Inc. since October 2004, Glencore Xstrata since April 2011 and Weatherford International Ltd. since May 1998. Mr. Macaulay was selected to serve on our board due to his extensive international business and private equity experience, particularly in the manufacturing, equipment and services sectors, as well as in view of his familiarity with and control over First Reserve, one of our controlling stockholders.

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

Kenneth M. Moore

Kenneth W. Moore is a Managing Director of First Reserve, which he joined in 2004. Mr. Moore has overall responsibility for the firm’s capital markets activities both in existing portfolio companies and with regard to new acquisitions. His responsibilities also include investment origination, structuring, monitoring and exit strategy. Prior to joining First Reserve, Mr. Moore spent four years with Morgan Stanley in New York. Mr. Moore served as a director of Chart Industries, Inc. from October 2005 to November 2007 and Dresser-Rand Group Inc. from October 2004 to May 2007. He has been a member of the board of directors of Cobalt International Energy, Inc. since August 2007. Mr. Moore holds a Bachelor of Arts from Tufts University and a Master in Business Administration from the Johnson School of Management at Cornell University.

John Mogford

John Mogford is a Managing Director of First Reserve, which he joined in 2009. Mr. Mogford’s responsibilities at First Reserve include providing direct operational support and guidance to First Reserve’s portfolio company executives as well as strategic advice to First Reserve investment teams. Prior to joining First Reserve, Mr. Mogford spent 32 years at BP in various roles, including Executive Vice President for Refining, Head of Refining at BP plc, and Chief Operating Officer of Refining sub-segment of BP plc. Mr. Mogford served as a Member of the BP Executive Management Team, and was also one of 10 members of BP’s Executive Committee. Mr. Mogford has been a Non Executive Director of The Weir Group PLC since June 2008 and Midstates Petroleum Company, Inc. since March 2011. Mr. Mogford holds a Bachelors of Engineering from Sheffield University and is a Fellow of the Institute of Mechanical Engineers. He has also received business qualifications from INSEAD and Stanford Universities.

Corporate Governance

Because our registration statement on Form S-4, which was declared effective in May 2013, registers only debt securities and because we do not have and are not seeking to list any securities on a national securities exchange or on an inter-dealer quotation system, we are not subject to a number of the corporate governance requirements of the SEC or of any national securities exchange or inter-dealer quotation system. For example, we are not required to have a board of directors comprised of a majority of independent directors or to have an audit committee comprised of independent directors. We have a separately designated standing audit committee, however, we have not made any determination as to whether any of the members of the Company’s board of managers, or any committees thereof, would qualify as independent under the listing standards of any national securities exchange or any inter- dealer quotation system or under any other independence definition.

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

The discussion below includes a review of our compensation decisions with respect to our 2013 fiscal year, which ended on April 30, 2013. Our named executive officers for fiscal 2013 were:

•	William Amelio, President and Chief Executive Officer;

•	Peter Bartolotta, President and Chief Operating Officer, Helicopter Services;

•	Joan Hooper, Senior Vice President and Chief Financial Officer;

•	Michael Summers, Senior Vice President, Human Resources; and

•	Michael O’Neill, Senior Vice President, Chief Legal Officer.

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

During fiscal 2013, our compensation programs were overseen by the board of directors of CHC Cayman (the “Compensation Committee”). Following its establishment in September 2011, the Compensation Committee has overseen our executive compensation programs and our overall compensation philosophy, including program design principles, budgeting and executive benchmarking. The Compensation Committee has established an annual review process for reviewing executive compensation levels, benchmarks and budgets. Base salaries are typically reviewed in April and adjustments are effective in May of each year. Financial goals under our annual Short Term Incentive Plan (the “Bonus Plan”) are reviewed and established in April of each year for the following fiscal year. The determination of payouts under our Bonus Plan typically happens in June each year following the end of the fiscal year with payouts generally occurring in July. The Compensation Committee may utilize external compensation consultants periodically to review both the external and internal position of our executives and all aspects of their compensation. During fiscal 2013, the Compensation Committee reviewed and approved the expansion of the short term performance based incentive plan to include all managers effective for fiscal 2014.

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

The annual base salaries for our named executive officers during fiscal 2013 were as follows:

Named Executive Officer	Fiscal 2013 Annual Base Salary(1) (US $)
William Amelio	$764,475
Peter Bartolotta	$475,000
Joan Hooper	$485,800
Michael Summers	$460,800
Michael O’Neill	$460,800

(1)	Effective January 1, 2013, other than Mr. Amelio whose base salary had already included a car allowance, the base salaries for our named executive officers also include any car allowances. The table above shows base salaries inclusive of any car allowances as if such allowances have been included as of May 1, 2012.

Performance-Based Annual Cash Awards

Our named executive officers (and other employees), other than Mr. Amelio, are generally eligible for performance-based annual cash awards under our Bonus Plan. The fiscal 2013 performance-based bonus for Mr. Amelio generally follows the same corporate financial goals and terms as the other named executive officers to be paid under the Bonus Plan except that Mr. Amelio could receive up to 300% of his target bonus as opposed to being subject to the Bonus Plan’s 250% maximum of target bonus limit. The Bonus Plan is intended to provide a measure of management performance against annual targets, the results of which form the basis for the calculation of the Bonus Plan incentive awards. The Bonus Plan’s guiding objectives and principles are as follows:

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

The purposes of the Bonus Plan are (1) focusing employees on our key annual financial goals, (2) encouraging top performance at all levels (corporate, business unit and individual levels) and (3) providing competitive rewards when performance is strong.

Our Bonus Plan has been designed such that it is composed of a target bonus which is based on our annual financial performance. In this respect, each named executive officer is provided a target award based on a percentage of annual base salary. The actual amounts paid under the Bonus Plan are linked to our performance in relation to both corporate financial and individual performance factors. Actual bonus awards under our Bonus Plan may range from zero to a maximum payout of twice such target bonus award, based upon achievement of specified performance metrics; provided that our EBITDAR for fiscal 2013 must be at least 85% of the established EBITDAR target for any bonus awards to be paid. The key annual financial goals set forth in the 2013 Bonus Plan were based on measures of (a) earnings before interest, taxes, depreciation, amortization, and rent (leases) (“EBITDAR”) and (b) cash flow excluding EBITDAR (and certain other exclusions) (“Free Cash Flow”) (c) a safety component and (d) individual modifiers.

Under our Bonus Plan that was in effect for fiscal 2013 and that is in effect for fiscal 2014, our named executive officers are eligible for a target Bonus Plan award reflected in the table below based the Company’s achievement of annual EBITDAR, performance objective with safety, free cash flow and First Reserve equity, applicable for fiscal 2013 only, metrics considered and individual objectives also considered. The target bonus amount for a named executive officer under the 2013 Bonus Plan is calculated as a percentage of such named executive officer’s annual base salary. The plan is a modifier plan whereby each metric has an assigned modifier scale linked to achievement against that metric’s target. The Corporate Modifier EBITDAR, after 85% achievement, ranges from 0.50x to 2.0x; the Safety metric caps at 1.0x, and the additional Executive corporate financial factors are combined modifier, with each weighted 50%(Free Cash Flow and First Reserve equity). The individual performance modifier ranges from 0x to 1.25x. The corresponding payout amount as determined by the level of EBITDAR, Free Cash Flow, First Reserve Equity, and Safety modifiers at fiscal year-end was then multiplied by the named executive officer’s individual performance modifier set out in the below table to calculate the actual performance-based annual cash awards earned under the Bonus Plan. The actual bonus paid for fiscal 2013 may be more or less than the target bonus amount; however, any bonus payment will be subject to the maximum limit provided by the 2013 Bonus Plan, which is three hundred percent (300%) of the target bonus amount.

Named Executive Officer	Target Percentage of fiscal 2013 base salary	Individual Performance Modifier for Fiscal 2013
William Amelio(1)	100%	2.0
Peter Bartolotta	85%	1.09
Joan Hooper	85%	1.25
Michael O’Neill	85%	1.25
Michael Summers	85%	1.25

(1)	The fiscal 2013 performance-based bonus for Mr. Amelio generally follows the same corporate financial goals and terms as the other named executive officers to be paid under the 2013 Bonus Plan except subject to additional review and metrics as set forth by the board of directors of CHC Cayman (maximum remains up to 300% of target).

For fiscal 2013, our EBITDAR target was approximately $486 million and our actual performance was approximately $484.7 million and after review by the board of directors of CHC Cayman of this result and the closeness to budget, an adjusted corresponding EBITDAR payout percentage of 100% was granted. The safety metric was held at 1.0x with no reduction. The additional Executive Bonus plan metrics achieved are as follows; the Cash Flow target for fiscal 2013 was approximately $(637) million and our actual performance was approximately $(628.1) million, and the First Reserve equity (permanent) metric target for fiscal 2013 was $30 million, and our actual performance was $0 million. These achievements combined and resulted in a corresponding Executive Bonus payout percentage of 111%. Based on our actual performance for fiscal 2013, the named executive officers received a performance-based annual cash award under our Bonus Plan in the amount shown in the table below.

Named Executive Officer	Total Fiscal 2013 Performance-Based Bonus Award
William Amelio	$1,654,857
Peter Bartolotta	413,714
Joan Hooper	563,045
Michael Summers	533,630
Michael O’Neill	533,630

Long-Term Incentive Compensation

We currently issue long-term incentive compensation to our named executive officers under the 6922767 Holding (Cayman) Inc. 2011 Management Equity Plan (the “2011 MEP”). The board of directors of CHC Cayman adopted the 2011 MEP to be effective as of November 21, 2011. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2013 Table—Equity Plans—2011 Management Equity Plan” for a description of the material terms of this plan.

Prior to December 30, 2011, we provided long-term equity incentive compensation to our named executive officers in the form of stock options to purchase Ordinary B shares (“Options”) and grants of Special A shares (“Special Shares”) under the 6922767 Holding (Cayman) Inc. Share Incentive Plan (the “SIP”). The purpose of the SIP is to promote the long-term success of CHC Cayman by providing equity-based incentive awards to eligible employees of CHC Cayman and its affiliates. The SIP is designed to provide eligible employees a proprietary interest in CHC Cayman and thereby encourage such employees to perform the duties of their employment to the best of their abilities and to devote their business time and efforts to increase the value of CHC Helicopter Limited, LLC and to facilitate a successful public offering or other disposition of the shares or other economic interests in CHC Helicopter Limited, LLC. The SIP is also intended to assist CHC Cayman and its affiliates in attracting and retaining individuals with superior experience and ability.

In connection with our transition from the SIP to the 2011 MEP due in part to the economic conditions in which we operate and due to the shares underlying the previously granted Options having a fair market value below the exercise price of the Options and the low probability that the Special Shares would become vested, we determined that offering New Options (as defined below under “— 2011 Management Equity Plan”) with different vesting terms and a lower per-share exercise price may be better suited than the existing Options and Special Shares to meet CHC Cayman’s objectives to attract, motivate, retain and reward talented and experienced individuals. Holders of unvested Options (or Options that vested on September 16, 2011) and Special Shares were offered an opportunity to exchange such awards for New Options under the 2011 MEP (the “Eligible Group”). Members of the Eligible Group who held such Options had the opportunity to elect to have such Options replaced with an equivalent number of New Time and Performance Options granted pursuant to the 2011 MEP. Members of the Eligible Group who held Special Shares had the opportunity to elect to have such Special Shares replaced with New Performance Options granted pursuant to the 2011 MEP. The exercise price for such New Time and Performance Options and New Performance Options was the fair value of an Ordinary B share on the grant date.

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

•	We have a Canadian defined contribution pension plan, pursuant to which we make matching contributions of up to 6% of employee contributions, subject to Canadian tax legislation limitations.

•	Annual automobile allowances were paid to eligible Canadian and U.S. employees prior to January 1, 2013. Subsequently, automobile allowances have been included in the base salaries of employees.

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

Payments Upon Termination or Change in Control

We had or currently have an employment agreement with each of our named executive officers. Pursuant to the terms of these employment agreements, each of our named executive officers has received or is entitled to receive certain payments and benefits in connection with certain terminations of his or her employment with us, the terms of which are described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2013 Table—Employment Agreements” and “Potential Payments Upon Termination or Change in Control.” We believe that these benefits are valuable as they address the valid concern that it may be difficult for these named executive officers to find comparable employment in a short period of time in the event of termination.

Fiscal 2014 compensation decisions

In fiscal 2013, the Compensation Committee expanded the participants in the short-term incentive plan.

Executive compensation

The following tables provide information on compensation for the services of the named executive officers for fiscal 2013.

Summary Compensation Table – Fiscal Year 2013

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers, for services rendered to us during the fiscal year ended on April 30, 2013. The amounts in the table for Mr. Amelio were converted from Canadian dollars based on the exchange rate in effect on April 30, 2013 of one Canadian dollar being equivalent to $0.9929 U.S. dollars.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)(4)
William Amelio, President and Chief Executive Officer	2013 2012 2011	764,298 765,491 562,500	— — 540,000	(6)	— — —	— — —	1,654,857 2,250,000 —	— — —	47,171 795,293 272,130	2,466,326 3,810,784 1,374,630

Joan Hooper, Senior Vice President and Chief Financial Officer	2013 2012 —	478,739 255,769 —	— 150,000 —	(1)	— — —	— — —	563,045 265,819 —	— — —	50,254 34,094 —	1,092,038 705,682 —

Peter Bartolotta, President and Chief Operating Officer, Helicopter Services	2013 — —	401,923 — —	500,000 — —	(1)	— — —	— — —	413,714 — —	— — —	— — —	1,315,637 — —

Michael Summers, Senior Vice President, Human Resources	2013 2012 2011	453,739 460,346 262,500	— — 223,125	(6)	— — —	— — —	533,630 547,453 —	— — —	31,074 77,899 34,760	1,018,443 1,085,698 520,385

Michael O’Neill, Senior Vice President, Legal	2013 2012 2011	453,739 450,000 112,500	— — —		— — —	— — —	533,630 547,453 —	— — —	18,964 49,197 6,825	1,006,333 1,046,650 119,325

(1)	This amount represents a signing bonus paid pursuant to the terms of the named executive officer’s employment agreement.
(2)	Represents the grant date fair value of the restricted share units (also known as restricted stock units) awarded to the named executive officers in recognition of the premium paid for the Ordinary B shares as described under “2011 Management Equity Plan—Equity Plans”. The grant date value for the restricted stock units is zero because the named executive officers provided cash consideration such that there is no compensation expense for these restricted stock units.
(3)	Represents the incremental grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of the performance and time and performance option awards granted to the named executive officer during fiscal 2013 and which are described in the “Long-Term Incentive Compensation” section above and the “Grants of Plan-Based Awards-Fiscal Year 2013” table below. The Company has determined it is not probable that the performance condition(s) will be met for time and performance options awarded on July 1, 2012 and therefore the incremental grant date fair value represented above is zero. Additional assumptions used to calculate these amounts are included in Note 19, “Stock Based Compensation,” to the Company’s consolidated financial statements for the fiscal year ended April 30, 2012 in this Annual Report on Form 10-K.

In the event that the performance criteria relating to an Exit Event (as defined in the 2011 MEP) is met for the time and performance options the value of the award at the grant date would be $630,706.

In the event that an Exit Event occurs and the Exit Value (as defined in the 2011 MEP) is equal to or exceeds 2.5 times the Adjusted Equity Investment (as defined in the 2011 MEP), which would result in the maximum possible value of the option awards, the value of the award at the grant date would be $1,379,249.

(4)	Fiscal 2013 performance-based bonuses will be paid under the Bonus Plan for Ms. Hooper and Messrs. Bartolotta, Summers and O’Neill. The fiscal 2013 performance-based bonus for Mr. Amelio follows the same corporate financial goals as the other named executive officers that were paid under the Bonus Plan except that Mr. Amelio could receive up to 300% of his target bonus as opposed to being subject to a 250% maximum award. Further details on the fiscal 2013 performance-based bonuses paid under the Bonus Plan are described in “Performance-Based Annual Cash Awards” above and the “Grants of Plan-Based Awards-Fiscal Year 2013” table below.

(5)	The amount for fiscal 2013 consists of the following (note that certain of the amounts set forth in the table below have been converted from Canadian dollars based on the exchange rate in effect on April 30, 2013 of one Canadian dollar being equivalent to $0.9929 U.S. dollars):

(6)	These amounts represent guaranteed bonus payments pursuant to the terms of employment agreements.

Named Executive Officer	Car allowance (a)	Company contributions to the Canada Pension Plan	Tax equalization payments	Tax preparation fees	Employer matching contributions to 401(k) plan	Post- termination medical and insurance benefits	Premiums for private health and life insurance coverage	Other
William Amelio	$—	$23,318	—	$23,853	—	—	—	—
Joan Hooper	$7,061	—	$29,098	$3,962	$10,133	—	—	—
Peter Bartolotta	—	—	—	—	—	—	—	—
Michael Summers	$7,061	—	$14,440	$2,402	$7,171	—	—	—
Michael O’Neill	$7,061	—	$7,511	$2,196	$2,196	—	—	—

(a)	On January 1, 2013, other than Mr. Amelio whose base salary had already included a car allowance, the car allowances were included as part of the gross salaries.

Grants of Plan-Based Awards – Fiscal Year 2013

The following table provides supplemental information relating to grants of plan-based awards to help explain information provided above in our Summary Compensation Table. The amounts in the table for Mr. Amelio were converted from Canadian dollars based on the exchange rate in effect on April 30, 2013 of one Canadian dollar being equivalent to $0.9929 U.S. dollars.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Date of Compensation Committee Approval	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#) (6)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
William Amelio, President and Chief Executive Officer	—	—	—	750,000	1,500,000	—	—	—	—	—		—	—

Joan Hooper, Senior Vice President and Chief Financial Officer	—	—	—	—	—	—	—	—	—	—		—	—

Peter Bartolotta, President and Chief Operating Officer, Helicopter Services	7/1/12	7/1/12	—	—	—	—	—	—	—	2,742,200	(2)	0.6515	—
	7/1/12	7/1/12	—	—	—	—	—	—	—	4,113,200	(3)	0.6515	—
	7/1/12	7/1/12	—	—	—	—	—	—	—	2,860,473	(4)	0.6515	—
	9/7/12		—	—	—	—	—	—	132,040	—		—	—

Michael Summers, Senior Vice President, Human Resources	—	—	—	—	—	—	—	—	—	—		—	—

Michael O’Neill, Senior Vice President, Legal	—	—	—	—	—	—	—	—	—	—		—	—

(1)	Each named executive officer was eligible to earn a fiscal 2013 performance-based bonus pursuant to his or her employment agreement and, in the case of Ms. Hooper and Messrs. Bartolotta, Summers and O’Neill, as implemented under the Bonus Plan as discussed in “Performance-Based Annual Cash Awards” and “Employment agreements”. The performance bonus for each named executive officer was based on attaining a fiscal 2013 EBITDAR target of approximately $486 million, a target fiscal 2013 Cash Flow target of approximately $(637) million and individual performance objectives. The named executive officers were eligible to earn a performance bonus upon the attainment of 85% of the fiscal 2013 Adjusted EBITDAR target goal and could earn up to a maximum amount of 2 times his or her respective target, in the case of Ms. Hooper and Messrs. Bartolotta, Summers and O’Neill. These threshold and maximum limits mirrored the Company’s approach for our non-executive annual bonus plan. The Company’s actual EBITDAR with certain board approved adjustments was approximately $486 million and actual Cash Flow was approximately $(628) million and therefore the bonus amounts were accrued and are reported above in the “Performance-Based Annual Cash Awards” and the “Summary Compensation Table-Fiscal Year 2013”.
(2)	These options are referred to as time and performance options and vest in four equal annual installments of twenty-five percent (25%) beginning on the first anniversary of the grant date, subject to the named executive officer’s continued service with the Company and an Exit Event (as defined in the 2011 MEP) occurring, and include acceleration of vesting, that is generally as described above under “Long-Term Incentive Compensation”.
(3)	These options are referred to as Type I performance options and vest in up to three tranches, each equal to one-third of the total award of the option, upon the achievement of an Exit Event or Final Exit Event which results in an Exit Value, at the time of the applicable Exit Event or Final Exit Event, equal to or in excess of: (1) the Equity Investment; (2) 2.0 times the Adjusted Equity Investment; and (3) 2.5 times the Adjusted Equity Investment (as such terms are defined in the 2011 MEP).
(4)	These options are referred to as Type II performance options were granted on December 30, 2011 and vest in up to two tranches, each equal to one-half of the total award of the Performance Option, upon the achievement of an Exit Event or Final Exit Event which results in an Exit Value equal to or in excess of: (i) 2.0 times the Adjusted Equity Investment; and (ii) 2.5 times the Adjusted Equity Investment (as such terms are defined in the 2011 MEP).

(5)	In accordance with applicable SEC rules, this column shows the aggregate grant date fair value of the stock options and restricted stock units granted to the named executive officers during fiscal 2013 and are further described in the ‘‘Outstanding Equity Awards at 2013 Fiscal Year-End’’ table and ‘‘2011 Management Equity Plan—Equity Plans’’ below. The incremental grant date fair value for these options represented above is zero as the Company has determined it is not probable that the performance condition(s) of the performance and time and performance options will be met. The grant date value for the restricted stock units is also zero because, as referenced in footnote (6) below, the named executive officers provided cash consideration such that there is no compensation expense for these restricted stock units. For additional information on the valuation assumptions, refer to Note 19, ‘‘Stock Based Compensation,’’ to our consolidated financial statements for the fiscal year ended April 30, 2013, in this Annual Report on Form 10-K.
(6)	These restricted stock units were awarded to the named executive officers in recognition of the premium paid for the Ordinary B Shares and are further described in the “Outstanding Equity Awards at 2013 Fiscal Year-End” table and “2011 Management Equity Plan-Equity Plans” below.

Narrative Disclosure to Summary Compensation Table and Grants of

Plan-Based Awards in Fiscal 2013 Table

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

The agreement also provided for Mr. Amelio to receive stock option awards and provides him with an automobile allowance of approximately $1,191 per month (based on the April 30, 2013 exchange rate of Canadian dollars to U.S. dollars) and for Heli-One Canada to pay all reasonable operating costs for the use of the vehicle. Pursuant to the terms of the employment agreement, Mr. Amelio is also entitled to participate in Heli-One Canada’s defined contribution plan and all employee insurance and other benefit plans as may be provided by Heli-One Canada to its executive employees. In addition, for each calendar year during which Mr. Amelio is subject to Canadian tax as a result of income arising out of his employment agreement, Heli-One Canada will pay for the services of a tax professional to prepare Mr. Amelio’s U.S. and Canadian tax returns and to manage any audit with respect to such returns. For each calendar year during which Mr. Amelio is subject to Canadian or other non-U.S. tax as a result of income arising under his employment agreement, Heli-One Canada will pay the costs of tax equalization. The agreement also required Mr. Amelio to purchase $2,000,000 of ordinary shares of 6622767 Holding (Cayman) Inc. no later than August 10, 2010 (which Mr. Amelio satisfied). Heli-One Canada advanced $500,000 to Mr. Amelio as a loan to assist him with the purchase of these shares, with a term of two years and interest at the Canadian Prescribed rate as determined by the Income Tax Act (Canada) payable annually. $250,000 of the principal balance of this loan has now been repaid by Mr. Amelio and the remaining $250,000 of the principal balance of this loan was forgiven by Heli-One and is included under the column “All Other Compensation” in the Summary Compensation Table above.

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

Peter Bartolotta

Heli-One entered into an employment agreement with Mr. Bartolotta, dated as of June 24, 2012, whereby Mr. Bartolotta serves as our President and Chief Operating Officer of Heli-One. Mr. Bartolotta’s employment agreement has an indefinite term which commenced on July 1, 2012, subject to the right of Heli-One or Mr. Bartolotta to terminate the employment agreement in accordance with its terms. Mr. Bartolotta’s annual base salary under the employment agreement was originally set at $475,000, which Heli-One will review at the end of each fiscal year and will maintain or increase such annual base salary for the following year to such amount as the President and Chief Executive Officer in consultation with the Compensation Committee may determine in its discretion (during the first year of Mr. Bartolotta’s employment, such review will occur in connection with the mid-year review process), and he is eligible to participate in the Bonus Plan and the SIP. Mr. Bartolotta received a sign-on bonus of $500,000 upon commencement of his employment. Pursuant to the terms of the employment agreement, Mr. Bartolotta is entitled to participate in Heli-One’s defined contribution plan and all employee insurance and other benefit plans as is provided by Heli-One to its executive employees.

If Mr. Bartolotta’s employment is terminated: (1) by Heli-One other than for Cause, (2) by him for Good Reason, or (3) upon his death or permanent disability (as these terms are defined in Mr. Bartolotta’s employment agreement), subject to signing a general release of claims, he is entitled to, in addition to certain accrued amounts:

•	a lump sum payment in an amount equal to 12 months of his base salary;

•

subject to the terms and conditions of the applicable benefit plan(s), continuation of his medical and insurance benefits for 12 months, except that Heli-One will not be required to provide Mr. Bartolotta and his eligible dependents with medical insurance coverage as long as they are receiving comparable medical insurance coverage from another employer; and

•

a pro-rated annual cash bonus based on the average of the bonuses earned in each of the previous two years under the Bonus Plan (except if he is employed for less than two years, such bonus will be the previous year’s bonus or if he is employed for less than one year, such bonus will be the target bonus).

The employment agreement provides for Mr. Bartolotta to be indemnified under certain circumstances, however, if Mr. Bartolotta’s employment has been terminated by Heli-One for Cause, Heli-One will have no obligation to indemnify Mr. Bartolotta for any claim arising out of the matter for which his employment was terminated.

Pursuant to the terms of his employment agreement, Mr. Bartolotta is subject to the following covenants: (1) a covenant not to disclose confidential information while employed and at all times thereafter; (2) a covenant not to compete for a period of 12 months following his termination of employment for any reason; and (3) a covenant not to solicit employees or customers for a period of 12 months following his termination of employment for any reason. In the event Mr. Bartolotta breaches any of the foregoing restrictive covenants, Heli-One will have no obligation to make the termination payments described above and where such payments have already been made, Mr. Bartolotta agrees to reimburse Heli-One for the amount paid.

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

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information regarding outstanding equity awards held by our named executive officers as of April 30, 2013.

	Option Awards						Stock Awards
Name	Number of Securities Underling Unexercised Options (#) Exercisable	Number of Securities Underling Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
William Amelio, President and Chief Executive Officer	— — —	11,130,466 16,452,900 6,992,500	— — —	0.6515 0.6515 0.6515	12/30/21 12/30/21 12/30/21	(1) (2) (3)	— — —	— — —	— — —		— — —
Joan Hooper, Senior Vice President and Chief Financial Officer	— —	2,782,610 4,113,200	— —	0.6515 0.6515	12/30/21 12/30/21	(1) (2)	— —	— —	— 33,010	(4)	— 23,107	(4)

Peter Bartolotta, President and Chief Operating Officer, Helicopter Services	— — —	2,742,200 4,113,200 2,860,473	— — —	0.6515 0.6515 0.6515	7/1/22 7/1/22 7/1/22	(1) (2) (3)	— — —	— — —	— 132,040 —	(4)	— 92,428 —	(4)
Michael Summers, Senior Vice President, Human Resources	— —	2,782,610 4,113,200	— —	0.6515 0.6515	12/30/21 12/30/21	(1) (2)	— —	— —	33,010 —	(4)	46,214 —	(4)
Michael O’Neill, Senior Vice President, Legal	— —	2,782,610 4,113,200	— —	0.6515 0.6515	12/30/21 12/30/21	(1) (2)	— —	— —	66,020 —	(4)	46,214 —	(4)

(1)	These Time and Performance Options vest in four equal annual installments of twenty- five percent (25%) beginning on the first anniversary of the grant date and expire 10 years following the grant date. In addition, these options may become fully vested in the event of the funds and the investors receiving aggregate distributions from us in an amount equal to the Equity Investment, or immediately prior to a Change in Control (as such terms are defined in the 2011 MEP).

(2)	These Type I Performance Options vest in up to three tranches, each equal to one-third of the total award of the Performance Option, upon the achievement of an Exit Event or Final Exit Event which results in an Exit Value, at the time of the applicable Exit Event or Final Exit Event, equal to or in excess of: (1) the Equity Investment; (2) 2.0 times the Adjusted Equity Investment; and (3) 2.5 times the Adjusted Equity Investment (as such terms are defined in the 2011 MEP). These options expire 10 years following the grant date.
(3)	These Type II Performance Options vest in up to two tranches, each equal to one-half of the total award of the Performance Option, upon the achievement of an Exit Event or Final Exit Event which results in an Exit Value equal to or in excess of: (i) 2.0 times the Adjusted Equity Investment; and (ii) 2.5 times the Adjusted Equity Investment (as such terms are defined in the 2011 MEP). These options expire 10 years following the grant date.
(4)	These restricted share units are settled on the earlier of: (i) the fifth anniversary of the date of grant; and (ii) the date of a 409A Change of Control as described under “2011 Management Equity Plan—Equity Plans.” Because there is no public market for our equity securities, the market value of the restricted share units is not readily determinable. However, purely for purposes of completing the above table, the fair market value of an Ordinary B share as of April 30, 2013 is $0.70.

Option Exercises and Stock Vested – Fiscal Year 2013

None of our named executive officers had options that were exercised or stock that vested during the 2013 fiscal year.

Pension Benefits – Fiscal Year 2013

None of our named executive officers received any pension benefits in the 2013 fiscal year.

Non-Qualified Deferred Compensation – Fiscal Year 2013

We do not offer non-qualified deferred compensation to our named executive officers.

Hypothetical Potential Payments Upon Termination or Change in Control

Each of our named executive officers is or was party to an employment agreement as described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2013 Table—Employment Agreements.” Pursuant to these agreements, our named executive officers are or were entitled to certain severance payments and benefits and are subject to certain confidentiality, non-competition and non-solicitation provisions.

The following tables below provide estimates for compensation payable to each named executive officer under hypothetical termination of employment and change in control scenarios under our compensatory arrangements other than nondiscriminatory arrangements generally available to salaried employees. The amounts shown in the tables are estimates and assume the hypothetical involuntary termination or change in control occurred on April 30, 2013, the last day of fiscal 2013, applying the provisions of the agreements that were in effect as of such date. Due to the number of factors and assumptions that can affect the nature and amount of any benefits provided upon the events discussed below, any amounts paid or distributed upon an actual event may differ.

For purposes of the hypothetical payment estimates shown in the below table, some of the important assumptions were:

•	Executive’s rate of base salary as of April 30, 2013;

•	Cash severance as provided under the executive’s employment agreement in effect as of April 30, 2013;

•	Company change in control occurring on April 30, 2013;

•	Termination of executive’s employment occurring on April 30, 2013;

•	April 30, 2013 share price of $0.70;

•	Exchange rate in effect on April 30, 2013 of one Canadian dollar being equivalent to $0.9929 U.S. dollars; and

•	The executives’ employment agreements that were in effect as of April 30, 2013 were utilized.

Each of the columns in the table below show the total hypothetical payment estimate upon a specified event and the amounts in the columns should not be aggregated across the table.

	Change in Control	Involuntary Termination (without cause or resignation by executive for good reason)		Involuntary Termination (without cause or resignation by executive for good reason) during a Change in Control Period		Death or Permanent Disability

Base Salary Continuation	—	$764,298	(1)	$764,298	(1)	$764,298	(1)
Bonus	—	$1,952,429		$1,952,429	(2)	$1,952,429	(2)
Continuation of Health Insurance Benefits	—	$12,063	(3)	$12,063	(3)	$12,063	(3)
Tax Gross-up	—	$—	(4)	$—	(4)	$—	(4)
Total	—	$2,728,790		$2,728,790		$2,728,790

(1)	This amount represents a lump sum payment in an amount equal to 12 months of Mr. Amelio’s base salary. The lump sum payment would be equal to 18 months salary in the event that Mr. Amelio’s employment is terminated by Heli-One Canada other than for cause, permanent disability or death within two years of Mr. Amelio relocating to the Metro Vancouver area or a proximate area in Washington State.
(2)	This amount represents the average bonus earned in the two years preceding the year of termination.
(3)	This amount represents the value of continuation of medical and insurance benefits for 12 months.
(4)	In the event it is determined that any payment or distribution by Heli-One Canada or its affiliates to or for the benefit of Mr. Amelio would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties are incurred by Mr. Amelio with respect to such excise tax, then Mr. Amelio will be entitled to receive a gross-up payment that fully reimburses him for such excise taxes.

Ms. Hooper

	Involuntary Termination (without cause or resignation by executive for good reason)		Involuntary Termination (without cause or resignation by executive for good reason) during a Change in Control Period		Death or Permanent Disability

Base Salary Continuation	$485,800	(1)	$485,800	(1)	—
Bonus	$414,432	(2)	$414,432	(2)	—
Continuation of Health Insurance Benefits	$21,000	(3)	$21,000	(3)	—
Total	$921,232		$921,232		—

(1)	This amount represents a lump sum payment in an amount equal to 12 months of Ms. Hooper’s base salary.
(2)	This amount represents the average bonus earned in the two years preceding the year of termination.
(3)	This amount represents the value of continuation of medical and insurance benefits for 12 months.

Mr. Bartolotta

	Involuntary Termination (without cause or resignation by executive for good reason)		Involuntary Termination (without cause or resignation by executive for good reason) during a Change in Control Period		Death or Permanent Disability

Base Salary Continuation	$475,000	(1)	$475,000	(1)	$475,000	(1)
Bonus	$206,857	(2)	$206,857	(2)	$206,857	(2)
Continuation of Health Insurance Benefits	$25,000	(3)	$25,000	(3)	$25,000	(3)
Total	$706,857		$706,857		$706,857

(1)	This amount represents a lump sum payment in an amount equal to 12 months of Mr. Bartolotta’s base salary.
(2)	This amount represents the average bonus earned in the two years preceding the year of termination.
(3)	This amount represents the value of continuation of medical and insurance benefits for 12 months.

Mr. Summers

	Involuntary Termination (without cause or resignation by executive for good reason)		Involuntary Termination (without cause or resignation by executive for good reason) during a Change in Control Period		Death or Permanent Disability

Base Salary Continuation	$460,800	(1)	$460,800	(1)	$460,800	(1)
Bonus(2)	$540,542	(2)	$540,542	(2)	$540,542	(2)
Continuation of Health Insurance Benefits	$2,000	(3)	$2,000	(3)	$2,000	(3)
Total	$1,003,342		$1,003,342		$1,003,342

(1)	This amount represents a lump sum payment in an amount equal to 12 months of Mr. Summers’s base salary.
(2)	This amount represents the average bonus earned in the two years preceding the year of termination.
(3)	This amount represents the value of continuation of his medical and insurance benefits for 12 months.

Mr. O’Neill

	Involuntary Termination (without cause or resignation by executive for good reason)		Involuntary Termination (without cause or resignation by executive for good reason) during a Change in Control Period		Death or Permanent Disability

Base Salary Continuation	$460,800	(1)	$460,800	(1)	$460,800	(1)
Bonus	$540,542	(2)	$540,542	(2)	$540,542	(2)
Continuation of Health Insurance Benefits	$14,000	(3)	$14,000	(3)	$14,000	(3)
Total	$1,003,342		$1,003,342		$1,003,342

(1)	This amount represents a lump sum payment in an amount equal to 12 months of Mr. O’Neill’s base salary.
(2)	This amount represents the average bonus in the two years preceding the year of termination.
(3)	This amount represents the value of continuation of his medical and insurance benefits for 12 months.

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

The following table sets forth as of June 30, 2013, certain information regarding the beneficial ownership of voting securities of CHC Cayman by each person who beneficially owns more than five percent of CHC Cayman’s voting securities. In addition, the following table sets forth as of June 30, 2013 certain information regarding the beneficial ownership of equity securities of CHC Cayman by each of the directors and executive officers of the Company, individually, and by the directors and executive officers of the Company as a group.

The percentages of shares outstanding are based on 1,870,561,417 Class A Shares, 7,918,689 Class B Shares, 393,000 Special Shares and one Class C Share outstanding as of June 30, 2013. The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

	Aggregate Number of Shares Beneficially Owned(1)
Name and Address of Beneficial Owner	Number of Issued Shares	Percent of Class
Horizon Alpha Limited (2)(4)	1,404,461,768 Class A Shares	75.1%
FR XI Horizon Co-Investment I, L.P. (3)(4)	424,000,000 Class A Shares	22.7%
FR XI Horizon Co-Investment II, L.P. (3)(4)	17,099,649 Class A Shares	0.9%
Directors and Executive Officers:
Dod Wales (5)	—	—
Daren Schneider (5)	—	—
Johan Dejans	—	—
Richard Brekelmans	—	—
Hille-Paul Schut	—	—
Joan Hooper (6)	153,492 Class B Shares	1.9%
William Amelio	2,000,000 Class B Shares	25.3%
Michael O’Neill (7)	306,984 Class B Shares	3.8%
Daniel M. McDonald (8)	76,746 Class B Shares	1.0%
Peter Bartolotta (9)	613,968 Class B Shares	7.6%
Michael Summers (10)	153,492 Class B Shares	1.9%
All current directors and executive officers as a group	3,381,428 Class B Shares	41.2%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Class A Shares of CHC Cayman held by Horizon Alpha Limited may also be deemed to be beneficially owned by the following entities and persons: (i) First Reserve Fund XII, L.P. (“FR Fund XII”), FR XII–A Parallel Vehicle, L.P. (“Parallel LP”) and FR Horizon AIV, L.P. (“FR Horizon AIV LP”), which collectively own all of the equity in Horizon Alpha Limited; (ii) First Reserve GP XII, L.P., the general partner of FR Fund XII and Parallel LP; (iii) First Reserve GP XII Limited, the general partner of First Reserve GP XII, L.P.; (iv) FR Horizon GP, L.P., the general partner of FR Horizon AIV LP; and (v) FR Horizon GP Limited, the general partner of FR Horizon GP, L.P. The address of each of the persons mentioned in this paragraph is c/o First Reserve, One Lafayette Place, Greenwich, Connecticut 06830.
(3)	Class A Shares of CHC Cayman held by FR XI Horizon Co-Investment I, L.P. (“FR XI Co-Investment I LP”) and FR XI Horizon Co-Investment II, L.P. (“FR XI Co-Investment II LP”) may also be deemed beneficially owned by (i) FR XI Offshore GP, L.P., the general partner of FR XI Co-Investment I LP and FR XI Co-Investment II LP; and (ii) FR XI Offshore GP Limited, the general partner of FR XI Offshore GP, L.P. The address of each of the persons entities mentioned in this paragraph is c/o First Reserve, One Lafayette Place, Greenwich, Connecticut 06830.
(4)	Decisions with respect to voting and investments are made by William E. Macaulay, Alex T. Krueger, Timothy H. Day and Kenneth W. Moore, who are the voting members of the investment committee of First Reserve GP XII Limited, FR Horizon GP Limited and FR XI Offshore GP Limited, and are all Managing Directors of First Reserve GP XII Limited, FR Horizon GP Limited and FR XI Offshore GP Limited. All of them disclaim beneficial ownership of any shares of CHC Cayman’s equity securities owned by such entities or their affiliates (including FR Fund XII, Parallel LP, FR Horizon AIV LP, FR XI Co-Investment I LP and FR XI Co-Investment II LP). With respect to investments held by these entities, decisions with respect to operations oversight are made by the officers that work most closely on a given investment, which includes Messrs. John Mogford, Kenneth W. Moore, and Dod E. Wales in the case of CHC Cayman.
(5)	Mr. Wales is a non-executive Director of First Reserve GP XII Limited, FR Horizon GP Limited and FR XI Offshore GP Limited and Mr. Schneider is the Controller of First Reserve GP XII Limited, FR Horizon GP Limited and FR XI Offshore GP Limited. Messrs. Schneider and Wales disclaim beneficial ownership of any shares of CHC Cayman’s equity securities owned by such entities or their affiliates (including FR Fund XII, Parallel LP, FR Horizon AIV LP, FR XI Co-Investment I LP and FR XI Co-Investment II LP).
(6)	Includes 33,010 vested Restricted Stock Units.
(7)	Includes 66,020 vested Restricted Stock Units.
(8)	Includes 16,505 vested Restricted Stock Units.
(9)	Includes 132,040 vested Restricted Stock Units.
(10)	Includes 33,010 vested Restricted Stock Units.

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

Transactions with Shareholders

On April 25, 2013, the Company issued one share of capital stock for cash consideration of $25.0 million to a company related to CHC Cayman, which was allocated as one Euro to the capital stock of the Company and $25.0 million to contributed surplus.

During the years ended April 30, 2013 and April 30, 2012, the Company entered into operating lease agreements to lease aircraft from certain variable interest entities (“VIEs”) related to the Company’s indirect shareholder, CHC Cayman. The operating lease payments to these related party lessors were $47.9 million and $28.8 million for the fiscal year ended April 30, 2013 and the fiscal year ended April 30, 2012, respectively.

The lessor VIEs are considered related parties because they are partially financed through equity contributions from entities that have also invested in the Company.

At April 30, 2013, the Company has $2.0 million payables and accruals due to and $1.1 million in receivables due from CHC Cayman.

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

The table below sets forth the aggregate fees billed to us for audit and tax services provided by Ernst & Young LLP to us during the fiscal years ended April 30, 2013 and April 30, 2012.

	Fiscal 2013	Fiscal 2012
	(in thousands)

Audit fees	$4,513	$4,322
Audit related fees	94	90
Tax fees	212	170
Other	3	3

Total	$4,822	$4,585

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

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent accountant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non- audit services provided by the independent accountant and has approved all such services.

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

CHC HELICOPTER S.A.
(Registrant)

By:	/s/ William Amelio
	Name:	William Amelio
	Title:	Chief Executive Officer of Heli-One Canada Inc.*

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

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Amelio	Chief Executive Officer of Heli-One Canada Inc.* (Principal Executive Officer)	July 12, 2013
William Amelio

/s/ Joan Schweikart Hooper	Senior Vice President and Chief Financial Officer of Heli-One Canada Inc.* and A Director (Principal Financial Officer)	July 12, 2013
Joan Schweikart Hooper

/s/ Rebecca Camden	Vice President and Chief Accounting Officer of Heli-One Canada Inc.* (Principal Accounting Officer)	July 12, 2013
Rebecca Camden

/s/ Richard Brekelmans	(B Director)	July 12, 2013
Richard Brekelmans

/s/ Johan Dejans	(B Director)	July 12, 2013
Johan Dejans

*	CHC Helicopter S.A. has entered into an agreement with its wholly owned subsidiary, Heli-One Canada Inc., to provide certain management services subject to the authority limits as determined by CHC Helicopter S.A.’s board of directors and set out in such agreement.

EXHIBIT INDEX

Exhibit Number	Description

3.1(8)	CHC Helicopter S.A., Articles of Association, dated February 28, 2012.

3.2(8)	6922767 Holding S.à r.l, Articles of Association, dated April 25, 2013.

3.3#	Capital Aviation Services B.V., Amended Articles of Association, dated December 24, 2003.

3.4#	CHC Capital (Barbados) Limited, Certificate of Incorporation, dated January 23, 2004.

3.5#	CHC Capital (Barbados) Limited, Bylaws, undated.

3.6#	CHC Den Helder B.V., Amended Articles of Association, dated July 15, 2009.

3.7#	CHC Global Operations (2008) Inc., Certificate of Incorporation, dated June 16, 2003.

3.8#	CHC Global Operations (2008) Inc., Bylaws, dated December 13, 2007.

3.9#	CHC Global Operations International Inc., Certificate of Incorporation, dated May 15, 2008.

3.10#	CHC Global Operations International Inc., Bylaws, dated May 15, 2008.

3.11(8)	CHC Helicopter Holding S.à r.l, Articles of Association, dated February 28, 2012.

3.12#	CHC Helicopters (Barbados) Limited, Amended Articles of Incorporation, dated April 2, 2002.

3.13#	CHC Helicopters (Barbados) Limited, Bylaws, dated July 11, 1995.

3.14#	CHC Holding NL B.V., Deed of Incorporation, dated July 17, 2008.

3.15#	CHC Holding (UK) Limited, Certificate of Incorporation, dated November 3, 2008.

3.16#	CHC Holding (UK) Limited, Amended Memorandum of Association, dated November 3, 2008, and Amended Articles of Association, dated March 16, 1995.

3.17#	CHC Hoofddorp B.V., Deed of Incorporation, dated July 17, 2007.

3.18#	CHC Netherlands B.V., Amended Articles of Association, dated March 16, 2004.

3.19#	CHC Norway Acquisition Co. AS, Certificate of Registration, dated September 17, 2008.

3.20#	CHC Norway Acquisition Co. AS, Articles of Association, dated August 6, 2007.

3.21#	CHC Sweden AB, Certificate of Registration, dated October 24, 2002.

3.22#	CHC Sweden AB, Articles of Association and Rules of Procedure, dated December 16, 2003.

3.23#	Helicopter Services Group AS, Articles of Association, dated October 23, 2008.

3.24#	Helicopter Services Group AS, Certificate of Registration, dated February 20, 1956.

3.25#	Helikopter Service AS, Certificate of Registration, dated April 4, 1994.

3.26#	Helikopter Service AS, Articles of Association, dated May 27, 2009.

3.27#	Heli-One Canada Inc., Certificate of Amalgamation, dated September 17, 2008.

3.28#	Heli-One Canada Inc., Bylaws, dated January 24, 2011.

3.29#	Heli-One Defence B.V., Amended Articles of Association, dated September 1, 2006.

3.30#	Heli-One Holdings (UK) Limited, Certificate of Incorporation, dated August 21, 2008.

3.31#	Heli-One Holdings (UK) Limited, Memorandum of Association and Articles of Association, dated August 21, 2008.

3.32#	Heli-One (Europe) AS, Amended Articles of Association, dated September 8, 2008.

3.33#	Heli-One (Europe) AS, Certificate of Registration, dated March 5, 1999.

Exhibit Number	Description

3.34#	Heli-One Leasing Inc., Certificate of Incorporation, dated June 30, 2008.

3.35#	Heli-One Leasing Inc., Bylaws, dated June 30, 2008.

3.36#	Heli-One Leasing (Norway) AS, Amended Articles of Association, dated October 16, 2008.

3.37#	Heli-One Leasing (Norway) AS, Certificate of Registration, dated January 31, 1970.

3.38#	Heli-One (Norway) AS, Amended Articles of Association, dated October 30, 2008.

3.39#	Heli-One (Norway) AS, Certificate of Registration, dated June 15, 2000.

3.40#	Heli-One (Netherlands) B.V., Amended Articles of Association, dated September 19, 2005.

3.41#	Heli-One (UK) Limited, Amended Certificate of Incorporation and Memorandum of Association, dated January 19, 2006.

3.42#	Heli-One (UK) Limited, Amended Articles of Association, dated March 31, 1993.

3.43#	Heli-One (US) Inc., Certificate of Incorporation, dated November 8, 2006.

3.44#	Heli-One (US) Inc., Bylaws, dated November 8, 2006.

3.45#	Heli-One USA Inc., Amended Articles of Incorporation, dated May 7, 2007.

3.46#	Heli-One USA Inc., Bylaws, dated December 1, 1989.

3.47#	Heliworld Leasing Limited, Certificate of Incorporation, dated April 26, 2002.

3.48#	Heliworld Leasing Limited, Memorandum of Association and Articles of Association, dated April 10, 2002.

3.49#	CHC Leasing (Ireland) Limited, Certificate of Incorporation, dated November 1, 2010.

3.50#	CHC Leasing (Ireland) Limited, Memorandum of Association and Articles of Association, dated October 26, 2010.

3.51#	Integra Leasing AS, Articles of Association, dated October 16, 2008.

3.52#	Integra Leasing AS, Certificate of Registration, dated November 30, 1992.

3.53#	Lloyd Bass Strait Helicopters Pty. Ltd., Certificate of Registration, dated June 26, 2000.

3.54#	Lloyd Bass Strait Helicopters Pty. Ltd., Constitution, dated October 28, 2008.

3.55#	Lloyd Helicopters International Pty. Ltd., Certificate of Registration and Constitution of Lloyd Helicopters International Pty. Ltd., dated October 28, 2008.

3.56#	Lloyd Helicopters Pty. Ltd., Certificate of Registration, dated June 26, 2000.

3.57#	Lloyd Helicopters Pty. Ltd., Constitution, dated October 28, 2008.

3.58#	Lloyd Helicopter Services Limited, Certificate of Incorporation and Memorandum of Association, dated December 12, 1997.

3.59#	Lloyd Helicopter Services Limited, Articles of Association, dated January 4, 1998.

3.60#	Lloyd Helicopter Services Pty. Ltd., Certificate of Registration, dated December 10, 1992.

3.61#	Lloyd Helicopter Services Pty. Ltd., Constitution, dated October 28, 2008.

3.62#	CHC Helicopter Australia Pty Ltd (formerly known as Lloyd Offshore Helicopters Pty. Ltd.), Certificate of Registration, dated June 26, 2000.

3.63#	CHC Helicopter Australia Pty Ltd (formerly known as Lloyd Offshore Helicopters Pty. Ltd.), Constitution, dated October 28, 2008.

3.64(7)	CHC Helicopter Australia Pty Ltd, Certificate of Registration on Change of Name, dated October 2, 2012.

3.65#	Management Aviation Limited, Certificate of Incorporation, dated October 1, 1984.

Exhibit Number	Description

3.66#	Management Aviation Limited, Memorandum of Association and Articles of Association, dated October 31, 1994.

3.67(1)	CHC Global Operations Canada (2008) Inc., Certificate of Incorporation, dated April 8, 2008.

3.68(1)	CHC Global Operations Canada (2008) Inc., Bylaws, dated April 8, 2008.

4.1#	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.2#	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.4)

4.3#	Registration Rights Agreement, dated as of October 4, 2010, by and among CHC Helicopter S.A., the Guarantors named therein, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., RBC Capital Markets Corporation and UBS Securities LLC.

4.4#	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.

4.5(1)	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.6(3)	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.

4.7(6)	Registration Rights Agreement, dated October 5, 2012, among CHC Helicopter S.A., the Initial Purchasers listed therein, and the Guarantors listed therein.

10.1#	Credit Agreement, dated as of October 4, 2010, by, among others, 6922767 Holding S.à r.l., CHC Helicopter Holding S.à r.l., CHC Helicopter S.A., HSBC Bank plc, as Administrative Agent, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent and Morgan Stanley Senior Funding, Inc., HSBC Securities (USA) Inc., RBC Capital Markets Corporation and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners.

10.2#	Guarantee, dated and effective as of October 4, 2010, by each of the signatories thereto and each of the other entities that becomes a party thereto, in favor of HSBC Bank plc, as Administrative Agent, for the benefit of the Secured Parties.

10.3†(2)	Contract for the Supply of Sixteen EC225 Helicopters and Ten Optional EC255 Helicopters with Related Services, dated as of March 1, 2007, between Eurocopter S.A.S. and Heli-One, a division of CHC Helicopters International Inc.

10.4†(2)	Sale Purchase Agreement for the Supply of Twenty Firm EC225 Helicopters and Four Optional EC255 Helicopters with Related Services, dated as of September 13, 2011, between Eurocopter S.A.S. and CHC Leasing (Ireland) Limited

10.5†(2)	Framework Agreement, dated as of October 31, 2007, between Augusta S.p.A. and CHC Helicopters International Inc.

10.6#*	2011 Management Equity Plan of 6922767 Holding (Cayman) Inc.

10.7#*	Form of 2011 Option Agreement of 6922767 Holding (Cayman) Inc.

10.8#*	Form of 2011 Restricted Share Unit Grant Agreement of 6922767 Holding (Cayman) Inc.

10.9#*	Form of 2011 Subscription Agreement of 6922767 Holding (Cayman) Inc.

Exhibit Number	Description

10.10#*	2008 Share Incentive Plan of 6922767 Holding (Cayman) Inc., adopted September 16, 2008

10.11#*	Form of 2008 Option Agreement of 6922767 Holding (Cayman) Inc.

10.12#*	Form of 2008 Option Rollover Agreement of 6922767 Holding (Cayman) Inc.

10.13#*	Form of 2008 Special A Share Subscription Agreement of 6922767 Holding (Cayman) Inc.

10.14#*	Form of 2008 Subscription Agreement of 6922767 Holding (Cayman) Inc.

10.15#*	Management Shareholders Agreement among 6922767 Holding (Cayman) Inc. and Management Shareholders of 6922767 Holding (Cayman) Inc., dated as of September 16, 2008

10.16#*	Employment Agreement between Heli-One Canada Inc. and William J. Amelio, dated July 15, 2010

10.17#*	Employment Agreement of CHC Global Operations (2008) Inc. and Christine Baird, dated September 16, 2008

10.18#*	Employment Agreement between Heli-One Canada Inc. and Neil Calvert, dated September 16, 2008

10.19#*	Employment Agreement between Heli-One Canada Inc. and Rick Davis, dated September 16, 2008

10.20#*	Employment Agreement between EEA Helicopter Operations B.V. and Tilmann Gabriel, dated October 30, 2009

10.21#*	Employment Agreement between Heli-One American Support, LLC and Joan Hooper, dated September 26, 2011

10.22#*	Employment Agreement between Heli-One American Support, LLC and Michael O’Neill, dated February 2, 2011

10.23(8)*	Employment Agreement between Heli-One American Support, LLC and Peter Bartolotta, dated June 24, 2012

10.24#*	Amended and Restated Employment Agreement between Heli-One American Support, LLC and Michael Summers, dated January 5, 2012

10.25#*	Amended and Restated Supplemental Retirement Plan Agreement between CHC Helicopters International Inc. and Christine Baird, dated April 30, 2011

10.26#*	Retirement Compensation Arrangement Trust Agreement among Heli-One Canada Inc., Royal Trust Corporation of Canada and Christine Baird, dated March 1, 2011

10.27#*	Retirement Compensation Arrangement Trust Agreement among Heli-One Canada Inc., Royal Trust Corporation of Canada and Neil Calvert, dated October, 2011

10.28#*	Amended and Restated Supplemental Retirement Plan Agreement between CHC Helicopters International Inc. and Neil Calvert April 30, 2007

10.29#*	Supplemental Retirement Plan Agreement between CHC Helicopters International Inc. and Rick Davis, dated October 12, 2006

10.30#*	Retirement Compensation Arrangement Trust Agreement among Heli-One Canada Inc., Royal Trust Corporation of Canada and Rick Davis, dated October, 2011

10.31#*	Agreement Regarding Termination of Employment and Consulting Agreement between Heli-One Canada Inc. and Christine Baird, dated February 8, 2011

10.32#*	Agreement Regarding Termination of Employment and Consulting Agreement between Heli-One Canada Inc. and Neil Calvert, dated April 29, 2011

10.33#*	Agreement Regarding Termination of Employment between Heli-One Canada Inc. and Rick Davis, dated August 18, 2011

10.34#*	Consulting Agreement between Heli-One Canada Inc. and Rick Davis, dated August 8, 2011

10.35#*	Compromise Agreement between EEA Helicopter Operations B.V. and Tilmann Gabriel, dated April 5, 2011

10.36#*	Offer Letter of Heli-One American Support, LLC to Michael Summers, dated April 11, 2011

10.37(4)*	Employment Agreement between Heli-One American Support LLC and John Graber, dated July 18, 2011.

Exhibit Number	Description

10.38(5)*	Termination agreement and release, dated July 16, 2012, by and between Heli-One American Support LLC and John Graber.

12.1+	Computation of Ratio of Earnings to Fixed Charges.

21.1+	Schedule of Subsidiaries of 6922767 Holding S.à r.l.

31.1+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Constitutes management contract or compensatory contract
+	Filed herewith
†	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 406.
#	Filed on January 18, 2012 as an exhibit to our Registration Statement on Form S-4 and incorporated herein by reference.
(1)	Filed on March 28, 2012 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(2)	Filed on April 19, 2012 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-4/A and incorporated herein by reference
(3)	Filed on May 9, 2012 as an exhibit to Amendment No. 3 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(4)	Filed on July 11, 2012 as an exhibit to our Annual Report on Form 10-K and incorporated herein by reference.
(5)	Filed on September 14, 2012 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(6)	Filed on October 9, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(7)	Filed on October 30, 2012 as an exhibit to our Registration Statement on Form S-4 and incorporated herein by reference.
(8)	Filed on May 29, 2013 as an exhibit to our Registration Statement on Form S-4 and incorporated herein by reference.