Form 10-Q
period 2013-07-31
CHC Helicopter S.A.
filed 2013-09-16
CIK 1539429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 333-188927

CHC Helicopter S.A.

(Exact name of registrant as specified in its charter)

Luxembourg	98-0596821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 31, 2013, our ultimate parent, 6922767 Holding (Cayman) Inc., had 1,870,561,417 Class A Shares, 7,859,869 Class B Shares, 313,000 Special Shares and one Class C Share of stock outstanding.

CHC HELICOPTER S.A.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED

July 31, 2013

PART I—FINANCIAL INFORMATION

2.

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

GLOSSARY

Embedded equity	Embedded equity, an intangible asset, represents the amount by which the estimated market value of a leased aircraft exceeds the leased aircraft purchase option price at September 16, 2008, the acquisition date. Embedded equity is assessed on an ongoing basis for impairment. Impairment, if any, is recognized in the consolidated statements of operations.

EMS	Emergency medical services.

Heavy helicopter	A category of twin-engine helicopters that requires two pilots, can accommodate 19 to 26 passengers and can operate under instrument flight rules, which allow daytime and nighttime flying in a variety of weather conditions. The greater passenger capacity, larger cabin, longer flight range, and ability to operate in adverse weather conditions make heavy aircraft more suitable than single engine aircraft for offshore support. Heavy helicopters are generally utilized to support the oil and gas sector, construction and forestry industries and SAR and EMS customer requirements.

Long- term contracts	Contracts of three years or longer in duration.

Medium helicopter	A category of twin-engine helicopters that generally requires two pilots, can accommodate nine to 15 passengers and can operate under instrument flight rules, which allow daytime and nighttime flying in a variety of weather conditions. The greater passenger capacity, longer flight range, and ability to operate in adverse weather conditions make medium aircraft more suitable than single engine aircraft for offshore support. Medium helicopters are generally utilized to support the oil and gas sector, construction and forestry industries and SAR and EMS customer bases in certain jurisdictions. Medium helicopters can also be used to support the utility and mining sectors, as well as certain parts of the construction and forestry industries, where transporting a smaller number of passengers or carrying light loads over shorter distances is required.

Medium term contracts	Contracts of greater than one year and less than three years in duration.

3.

MRO	Maintenance, repair and overhaul.

New technology	When used herein to classify our aircraft, a category of higher-value, recently produced, more sophisticated and more comfortable aircraft, including Eurocopter’s EC225, EC135, EC145 and EC155; Agusta’s AW139; and Sikorsky’s S76C+, S76C++ and S92A.

OEM	Original equipment manufacturer.

PBH	Power-by-the-hour. A program where an aircraft operator pays a fee per flight hour to an MRO provider as compensation for repair and overhaul components required in order for the aircraft to maintain an airworthy condition.

SAR	Search and rescue.

4.

ITEM 1. FINANCIAL STATEMENTS.

6922767 HOLDING S.à.r.l.

Consolidated Balance Sheets

(Expressed in thousands of United States dollars except share information)

(Unaudited)

	July 31, 2013	April 30, 2013
Assets

Current assets:
Cash and cash equivalents	$114,569	$123,714
Receivables, net of allowance for doubtful accounts of $6.0 million and $4.3 million, respectively	310,655	317,249
Income taxes receivable	23,374	25,871
Deferred income tax assets	48	49
Inventories (note 5)	113,936	105,794
Prepaid expenses	35,722	22,219
Other assets (note 6)	58,282	56,083

	656,586	650,979
Property and equipment, net (note 3)	1,052,542	1,075,254
Investments	29,363	26,896
Intangible assets (note 7)	194,373	197,810
Goodwill	425,940	430,462
Restricted cash	33,470	29,639
Other assets (note 6)	476,620	438,777
Deferred income tax assets	9,118	10,752
Assets held for sale (note 4)	51,858	32,047

	$2,929,870	$2,892,616

Liabilities and Shareholder’s Equity

Current liabilities:
Payables and accruals	$374,657	$419,179
Deferred revenue	36,481	27,652
Income taxes payable	40,736	47,987
Deferred income tax liabilities	618	618
Current facility secured by accounts receivable (note 2)	45,450	53,512
Other liabilities (note 8)	20,386	22,791
Current portion of long-term debt obligations (note 9)	24,512	2,138

	542,840	573,877
Long-term debt obligations (note 9)	1,632,068	1,475,087
Deferred revenue	62,242	55,990
Other liabilities (note 8)	239,612	246,455
Deferred income tax liabilities	10,810	10,627

Total liabilities	2,487,572	2,362,036

Redeemable non-controlling interests (note 2)	(6,206)	(8,262)

Capital stock: Par value 1 Euro;
Authorized and issued: 1,228,377,771 and 1,228,377,771, respectively	1,607,101	1,607,101
Contributed surplus	80,803	80,686
Deficit	(1,122,463)	(1,059,110)
Accumulated other comprehensive loss	(116,937)	(89,835)

	448,504	538,842

	$2,929,870	$2,892,616

See accompanying notes to interim consolidated financial statements.

5.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Operations

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended
	July 31, 2013	July 31, 2012

Revenue	$414,931	$416,069

Operating expenses:
Direct costs	(343,106)	(346,087)
Earnings from equity accounted investees	2,391	1,012
General and administration costs	(18,061)	(18,525)
Depreciation	(32,057)	(28,310)
Restructuring costs	—	(1,930)
Asset impairments (notes 3, 4, 6 and 7)	(7,324)	(6,501)
Loss on disposal of assets	(1,122)	(1,591)

	(399,279)	(401,932)

Operating income	15,652	14,137

Interest on long-term debt	(38,577)	(29,883)
Foreign exchange loss	(13,148)	(7,401)
Other financing income (charges) (note 10)	5,824	(8,154)

Loss from continuing operations before income tax	(30,249)	(31,301)

Income tax expense (note 11)	(5,308)	(1,281)

Loss from continuing operations	(35,557)	(32,582)

Earnings from discontinued operations, net of tax	—	345

Net loss	$(35,557)	$(32,237)

Net earnings (loss) attributable to:
Controlling interest	$(38,205)	$(33,105)
Non-controlling interest	2,648	868

Net loss	$(35,557)	$(32,237)

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Comprehensive Loss

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended
	July 31, 2013	July 31, 2012

Net loss	$(35,557)	$(32,237)

Other comprehensive income (loss):
Net foreign currency translation adjustments	(28,037)	(28,564)
Net change in defined benefit pension plan, net of income tax	343	(2,640)
Net change in cash flow hedges	—	(169)

Comprehensive loss	$(63,251)	$(63,610)

Comprehensive income (loss) attributable to:
Controlling interest	$(65,307)	$(66,234)
Non-controlling interest	2,056	2,624

Comprehensive loss	$(63,251)	$(63,610)

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended
	July 31, 2013	July 31, 2012

Cash provided by (used in):
Operating activities:
Net loss	$(35,557)	$(32,237)
Earnings from discontinued operations, net of tax	—	345

Loss from continuing operations	(35,557)	(32,582)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	32,057	28,310
Loss on disposal of assets	1,122	1,591
Asset impairments	7,324	6,501
Earnings from equity accounted investees	(2,391)	(1,012)
Deferred income taxes	1,613	(5,740)
Non-cash stock-based compensation expense	117	111
Amortization of unfavorable contract credits	—	(2,801)
Amortization of lease related fixed interest rate obligations	(547)	(734)
Amortization of long-term debt and lease deferred financing costs	2,595	2,350
Non-cash accrued interest income on funded residual value guarantees	(1,712)	(1,780)
Mark to market loss (gain) on derivative instruments	(14,764)	5,154
Non-cash defined benefit pension expense (note 12)	98	1,736
Defined benefit contributions and benefits paid	(17,686)	(13,482)
Increase to deferred lease financing costs	(1,724)	(1,273)
Unrealized loss on foreign currency exchange translation	8,937	17,121
Other	3,063	5,193
Decrease in cash resulting from changes in operating assets and liabilities (note 14)	(26,815)	(54,580)

Cash used in operating activities	(44,270)	(45,917)

Financing activities:
Sold interest in accounts receivable, net of collections	(6,446)	8,243
Long-term debt proceeds (notes 9 and 16)	400,000	225,153
Long-term debt repayments (note 16)	(225,948)	(151,953)
Increase in senior unsecured notes deferred financing costs	(5,902)	—
Dividend distribution to parent	(25,148)	—

Cash provided by financing activities	136,556	81,443

Investing activities:
Property and equipment additions	(104,385)	(46,667)
Proceeds from disposal of property and equipment	46,163	47,225
Aircraft deposits net of lease inception refunds	(27,947)	(30,081)
Restricted cash	(4,852)	5,346

Cash used in investing activities	(91,021)	(24,177)

Cash provided by continuing operations	1,265	11,349

Cash flows provided by (used in) discontinued operations:
Cash flows provided by (used in) operating activities	—	345
Cash flows provided by (used in) financing activities	—	(345)

Cash provided by (used in) discontinued operations	—	—

Effect of exchange rate changes on cash and cash equivalents	(10,410)	(9,821)

Change in cash and cash equivalents during the period	(9,145)	1,528
Cash and cash equivalents, beginning of period	123,714	55,547

Cash and cash equivalents, end of period	$114,569	$57,075

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Shareholder’s Equity

(Expressed in thousands of United States dollars)

(Unaudited)

Three months ended July 31, 2013	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive earnings (loss)	Total shareholder’s equity	Redeemable non- controlling interests

April 30, 2013	$1,607,101	$80,686	$(1,059,110)	$(89,835)	$538,842	$(8,262)

Dividend paid to Parent	—	—	(25,148)	—	(25,148)	—
Foreign currency translation	—	—	—	(27,120)	(27,120)	(917)
Stock compensation expense	—	117	—	—	117	—
Defined benefit plan, net of income tax	—	—	—	18	18	325
Net earnings (loss)	—	—	(38,205)	—	(38,205)	2,648

July 31, 2013	$1,607,101	$80,803	$(1,122,463)	$(116,937)	$448,504	$(6,206)

Three months ended July 31, 2012	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive earnings (loss)	Total shareholder’s equity	Redeemable non- controlling interests

April 30, 2012	$1,607,101	$55,318	$(940,031)	$(61,596)	$660,792	$1,675

Net change in cash flow hedges	—	—	—	(169)	(169)	—
Foreign currency translation	—	—	—	(30,622)	(30,622)	2,058
Stock compensation expense	—	111	—	—	111	—
Defined benefit plan, net of income tax	—	—	—	(2,338)	(2,338)	(302)
Net earnings (loss)	—	—	(33,105)	—	(33,105)	868

July 31, 2012	$1,607,101	$55,429	$(973,136)	$(94,725)	$594,669	$4,299

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

1.	Significant accounting policies:

(a)	Basis of presentation:

The unaudited interim consolidated financial statements (“interim financial statements”) include the accounts of 6922767 Holding S.à.r.l., a Luxembourg private limited liability company (société à responsabilité limiteé), which is the direct parent of CHC Helicopter S.A., the registrant, and its subsidiaries (the “Company”, “we”, “us” or “our”) after elimination of all significant intercompany accounts and transactions. The ultimate indirect parent of the Company is 6922767 Holding (Cayman) Inc. The interim financial statements are presented in United States dollars and have been prepared in accordance with the United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and disclosures for complete financial statements.

In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented are not necessarily indicative of results of operations for the entire year.

The financial information as of April 30, 2013 is derived from our annual audited consolidated financial statements and notes for the fiscal year ended April 30, 2013. These interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our annual audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013 which was filed with the SEC on July 15, 2013.

(b)	Foreign currency:

The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Three months ended
	July 31, 2013	July 31, 2012

Average rates:
£/US $	1.531101	1.568718
CAD/US $	0.970403	0.983091
NOK/US $	0.169238	0.166634
AUD/US $	0.949830	1.008455
€/US $	1.308394	1.253834

Period end rates:
£/US $	1.518227	1.568504
CAD/US $	0.972101	0.998602
NOK/US $	0.169340	0.166068
AUD/US $	0.895888	1.052127
€/US $	1.329348	1.231376

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

1.	Significant accounting policies (continued):

(c)	Comparative figures:

Certain comparative figures have been reclassified to conform with the financial presentation adopted for the current interim period. A portion of the General and administration costs have been reclassified to Direct costs to reflect the safety group being moved from Corporate to Helicopter Services to reflect its focus on safety within the flying services segment. The impairments of funded residual value guarantees, intangible assets, assets held for use and assets held for sale have been grouped together and shown as asset impairments on the consolidated statements of operations.

During the year ended April 30, 2013, the Company’s chief operating decision maker (“the CODM”) decided to tightly integrate aircraft planning with our Helicopter Services’ commercial operations. As a result, the fleet division previously included in the Corporate Segment was combined with Helicopter Services in the financial information provided to the CODM. Heli-One revenues were also restated to exclude the elimination of inter-company profits on the internal base maintenance work performed for our internal fleet of aircraft. The segmented information for the three months ended July 31, 2012 has been restated in the financial information provided to the CODM to reflect the reclassification of the financial information for both of these changes.

(d)	Recent accounting pronouncements adopted in the period:

Reporting of amounts reclassified out of accumulated other comprehensive income:

On May 1, 2013 we adopted the amendment to the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. Entities are required to separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts all are required under other accounting pronouncements to be reclassified to net income (loss) in their entirety in the same reporting period. Entities are required to provide this information together, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The amounts reclassified out of accumulated other comprehensive income for defined benefit pension plans are included in the computation of net defined benefit pension plan expense (note 12). No other amounts are reclassified out of accumulated other comprehensive income.

Annual indefinite-life intangible asset impairment testing:

On May 1, 2013 we adopted the amended accounting guidance on the annual indefinite-life intangible asset impairment testing to allow for the assessment of qualitative factors in determining if it is more likely than not that asset might be impaired and whether it is necessary to perform the intangible asset impairment test required by the current accounting standards. This new guidance did not have a material impact on our consolidated financial statements.

(e)	Recent accounting pronouncements not yet adopted:

In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax credit carryforward exists. This guidance is effective for the annual financial statements for the year ending April 30, 2015. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

As a result of consolidating EHOB, the Company has recorded a non-controlling interest relating to the 50.1% Class A shareholder’s interest in the net assets of EHOB. As at July 31, 2013, the redeemable non-controlling loss is $6.2 million (April 30, 2013 – $8.3 million). Because of the terms of the put and call arrangements with the European investor, the non-controlling interest is considered redeemable and is classified outside of equity.

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

We own 200,000 Class A Common Shares (25%) and 200,000 (100%) Class B Non-voting Preferred Shares of CHC Canada, with the remaining 600,000 (75%) of the Class A Common Shares held by a Canadian Investor. The Board of CHC Canada is comprised of one director nominated by us and two directors nominated by the Canadian Investor.

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

	July 31, 2013	April 30, 2013

Cash and cash equivalents	$(409)	$46,366
Receivables, net of allowance	105,365	102,659
Other current assets	50,397	37,174
Goodwill	72,066	72,042
Other long-term assets	134,844	114,657

Total assets	$362,263	$372,898

Payables and accruals	$325,853	$338,802
Other current liabilities	42,879	37,069
Accrued pension obligations	67,387	74,268
Other long-term liabilities	57,398	54,252

Total liabilities	$493,517	$504,391

	Three months ended
	July 31, 2013	July 31, 2012
Revenue	$256,178	$260,749
Net earnings (loss)	(3,025)	4,318

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(ii)	Accounts receivable securitization:

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

The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

	July 31, 2013	April 30, 2013

Restricted cash	$19,305	$14,143
Transferred receivables	82,468	77,473
Current facility secured by accounts receivable	45,450	53,512

(iii)	Trinity Helicopters Limited:

As at July 31, 2013 we leased two aircraft from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE. Prior to December 2011, Trinity was funded by an unrelated lender who was considered to be the primary beneficiary. In conjunction with our lease covenant negotiations, we agreed to purchase the aircraft off lease from the lender. Instead of outright purchasing the aircraft we loaned the lease termination sum to Trinity who used these funds to repay the financing from the unrelated lender and continued to lease the aircraft to us. The security interest in the aircraft was assigned to us.

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

The following table summarizes the amounts recorded for TAS in the consolidated balance sheet:

	July 31, 2013		April 30, 2013
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss

Receivables, net of allowances	$4,056	$4,056	$2,662	$2,662
Equity method investment	20,019	20,019	18,119	18,119

(ii)	Leasing entities:

Related party lessors

As at July 31, 2013 we had operating lease agreements for the lease of 31 aircraft (July 31, 2012 – 28 aircraft) from individual related party entities considered to be VIEs. These transactions are carried out on an arm’s-length basis and are recorded at the exchange amounts. The total operating lease expense for these leases was $12.6 million for the three months ended July 31, 2013 (July 31, 2012 - $10.9 million), with $4.6 million outstanding in payables and accruals at July 31, 2013 (April 30, 2013 - $4.5 million). Accounts receivable of $5.6 million (April 30, 2013 - $5.1 million) are due from related party lessors.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.	Variable interest entities (continued):

(b)	VIEs of which the Company is not the primary beneficiary (continued):

(ii)	Leasing entities (continued):

The lessor VIEs are considered related parties because they are partially financed through equity contributions from entities that have also invested in the Company. We have determined that the activity that most significantly impacts the economic performance of the related party lessor VIEs is the remarketing of the aircraft at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that it is not the primary beneficiary of the lessor VIEs.

Other VIE lessors

At July 31, 2013 we leased 26 aircraft (July 31, 2012 – eight aircraft) from three different entities (July 31, 2012 – two different entities) considered to be VIEs. At July 31, 2013, all 26 leases were considered to be operating leases (July 31, 2012 – eight operating leases).

We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the aircraft at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.

3.	Property and equipment:

We recorded no impairment charges for the three months ending July 31, 2013. Due to a decline in older technology aircraft values we recorded impairment charges of $0.7 million for the three months ending July 31, 2012 to write down the carrying value of one aircraft held for use to its fair value. These amounts are included in asset impairments on the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of the fair value of the flying assets is based on aircraft values from third party appraisals using market data.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

4.	Assets held for sale:

We have classified certain assets such as aircraft and buildings as held for sale as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	July 31, 2013		April 30, 2013
	# Aircraft		# Aircraft

Aircraft held for sale:
Book value, beginning of period	14	$30,206	18	$79,293
Classified as held for sale, net of impairment	8	21,215	11	7,454
Sales	(1)	(625)	(10)	(35,303)
Reclassified as held for use	—	—	(5)	(21,049)
Foreign exchange	—	(737)	—	(189)

Aircraft held for sale	21	50,059	14	30,206

Buildings held for sale	—	1,799	—	1,841

Total assets held for sale		$51,858		$32,047

The aircraft classified as held for sale are older technology aircraft that are being divested by us. The buildings classified as held for sale are the result of relocation of certain of our base operations.

During the three months ended July 31, 2013, we recorded impairment charges of $7.1 million (July 31, 2012 - $5.6 million) to write down the carrying value of 10 aircraft held for sale (July 31, 2012 – 10 aircraft) to their fair value less costs to sell. These amounts are included in asset impairments on the consolidated statements of operations. The fair value of assets held for sale is considered a level 2 measurement in the fair value hierarchy as the measurement is based on third party appraisals using market data.

5.	Inventories:

	July 31, 2013	April 30, 2013

Work-in-progress for maintenance contracts under completed contract accounting	$4,740	$3,661
Consumables	117,858	111,862
Provision for obsolescence	(8,662)	(9,729)

	$113,936	$105,794

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

6.	Other assets:

	July 31, 2013	April 30, 2013

Current:
Aircraft operating lease funded residual value guarantees (a)	$17,879	$20,184
Deferred financing costs	9,410	8,771
Mobilization costs	8,609	6,474
Residual value guarantee	6,324	6,278
Foreign currency embedded derivatives and forward contracts (note 13)	7,877	5,764
Prepaid aircraft rentals	3,387	3,465
Other	4,796	5,147

	$58,282	$56,083

Non-current:
Aircraft operating lease funded residual value guarantees (a)	$201,626	$196,497
Aircraft deposits	84,267	67,347
Accrued pension asset	59,308	49,562
Deferred financing costs	53,490	48,971
Mobilization costs	22,190	22,645
Residual value guarantee	13,492	15,047
Security deposits	18,352	10,903
Pension guarantee assets	9,906	10,141
Prepaid aircraft rentals	9,004	9,940
Foreign currency embedded derivatives and forward contracts (note 13)	2,954	2,223
Other	2,031	5,501

	$476,620	$438,777

(a)	Aircraft operating lease funded residual value guarantees:

We believe that the aircraft will realize a value upon sale at the end of the lease terms sufficient to recover the carrying value of these guarantees, including accrued interest. In the event that aircraft values decline such that we do not believe funded residual value guarantees are recoverable, an impairment is recorded. During the three months ended July 31, 2013, we recognized no impairment losses (July 31, 2012 – $0.7 million). The impairment losses are included in asset impairments on the consolidated statements of operations.

7.	Intangible assets:

Due to a decline in aircraft values, we recorded impairment charges of $0.2 million in the three months ended July 31, 2013 (July 31, 2012 – recovery of $0.5 million) to write down a portion of our embedded equity to fair value. These amounts are included in asset impairments on the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of embedded equity is based on aircraft values from third party appraisals using market data.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

8.	Other liabilities:

	July 31, 2013	April 30, 2013

Current:
Foreign currency embedded derivatives and forward contracts (note 13)	$8,211	$12,732
Deferred gains on sale-leasebacks of aircraft	5,587	4,632
Fixed interest rate obligations	1,380	1,783
Aircraft modifications	3,960	1,629
Residual value guarantees	466	944
Contract inducement	782	792
Lease aircraft return costs	—	279

	$20,386	$22,791

Non-current:
Accrued pension obligations	$127,693	$137,259
Deferred gains on sale-leasebacks of aircraft	46,880	34,616
Residual value guarantees	28,106	27,401
Foreign currency embedded derivatives and forward contracts (note 13)	7,072	15,771
Insurance claims accrual	12,537	11,192
Contract inducement	8,965	9,247
Fixed interest rate obligations	892	1,155
Deferred rent liabilities	1,196	1,045
Other	6,271	8,769

	$239,612	$246,455

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

9.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	July 31, 2013	April 30, 2013

Senior secured notes	At maturity	October 2020	$1,287,602	$1,287,303
Senior unsecured notes	At maturity	June 2021	300,000	—

Revolving credit facility:
US LIBOR plus margin	At maturity	October 2015	—	125,000

Other term loans:
Eurocopter Loan - 2.50%	At maturity	December 2015	2,274	2,238
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	June 2014	1,055	1,616

Capital lease obligations	Quarterly	November 2013 - October 2017	31,152	25,663

Boundary Bay financing – 6.93%	Monthly	April 2035	34,497	35,405

Total long-term debt obligations			1,656,580	1,477,225

Less: current portion			(24,512)	(2,138)

Long-term debt obligations			$1,632,068	$1,475,087

On May 13, 2013, we issued $300.0 million of unsecured senior notes (the “unsecured notes”). The unsecured notes are issued under an indenture. The unsecured notes have an aggregate principal value of $300.0 million, were issued at par value, bear interest at a rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021.

The unsecured notes are issued by one of our subsidiaries and are guaranteed by us and most of our subsidiaries on a senior unsecured basis. The unsecured notes are effectively subordinated to the secured indebtedness including the revolving credit facility and the senior secured notes to the extent of the value of the collateral securing such secured indebtedness and are senior to all unsecured subordinated indebtedness of each guarantor.

The unsecured notes have the following optional redemption features:

•

Any time prior to June 1, 2016, the issuer can redeem 35% of the aggregate principal amount of the unsecured notes at a redemption price of 109.375% of the principal plus accrued and unpaid interest with the net proceeds of one or more equity offerings provided that at least 50% of the aggregate principal of the unsecured notes remains outstanding and the redemption occurs within 180 days of the closing date of the equity offering.

•	The issuer can redeem the unsecured notes in whole or part, on or after June 1, 2016, at redemption prices that range from 100% to 107.031% of the principal, plus accrued and unpaid interest.

•

The issuer can redeem the unsecured notes in whole or in part at a price of 100% of the aggregate principal amount plus a premium equal to the greater of 1% of the principal amount or the excess of the present value at the redemption date over the principal amount of the unsecured notes. Under this option, the present value at the redemption is to be computed based on a redemption price of 107.031% on June 1, 2016 plus all required interest payments due on the unsecured notes through June 1, 2016 (excluding accrued but unpaid interest to the applicable redemption date). The applicable discount rate is equal to the treasury rate as of the redemption date plus 50 basis points.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

9.	Long-term debt obligations (continued):

Each holder of the unsecured notes has the right to require us to repurchase the unsecured notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest upon the occurrence of certain events constituting a change in control of the Company.

The unsecured notes contain certain covenants limiting the incurrence of additional indebtedness and liens based on the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to fixed charges and total indebtedness as defined in the indenture and other restrictions including limitations on disposition of assets, the payment of dividends or redemption of equity interests and transactions with affiliates. At July 31, 2013, we were in compliance with all long-term debt obligations covenants.

10.	Other financing income (charges):

	Three months ended
	July 31, 2013	July 31, 2012

Amortization of deferred financing costs	$(3,758)	$(1,637)
Net gain (loss) on fair value of derivative financial instruments	14,227	(4,311)
Amortization of guaranteed residual values	(1,608)	(522)
Interest expense	(5,268)	(3,081)
Interest income	4,058	3,087
Other	(1,827)	(1,690)

	$5,824	$(8,154)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

11.	Income taxes:

As we operate in several tax jurisdictions, our income is subject to various rates of taxation. The income tax recovery (expense) differs from the amount that would have resulted from applying the Luxembourg statutory income tax rates to loss from continuing operations before income taxes as follows:

	Three months ended
	July 31, 2013	July 31, 2012

Loss from continuing operations before income tax	$(30,249)	$(31,301)
Combined Luxembourg statutory income tax rate	29%	29%

Income tax recovery calculated at statutory rate	8,772	9,077
(Increase) decrease in income tax recovery (expense) resulting from:
Rate differences in various jurisdictions	5,839	2,200
Change in tax law	(605)	(579)
Non-deductible items	(11,561)	(8,470)
Other foreign taxes	(2,054)	(3,432)
Non-deductible portion of capital losses	538	183
Non-taxable income	10,200	7,266
Adjustments to prior years	643	(39)
Functional currency adjustments	7,028	8,034
Valuation allowance	(24,201)	(15,161)
Other	93	(360)

Income tax expense	$(5,308)	$(1,281)

As at July 31, 2013, there was $23.4 million in unrecognized tax benefits, of which $15.9 million would have an impact on the effective tax rate, if recognized.

During the three months ended, no new uncertain tax positions were identified. As of July 31, 2013 and April 30, 2013, interest and penalties totaling $4.4 million and $4.5 million, respectively, were accrued.

12.	Employee pension plans:

The net defined benefit pension plan expense is as follows:

	Three months ended
	July 31, 2013	July 31, 2012

Current service cost	$5,006	$4,650
Interest cost	7,921	7,730
Expected return on plan assets	(12,438)	(10,094)
Amortization of net actuarial and experience losses	432	253
Amortization of past service credits	(88)	(92)
Employee contributions	(735)	(711)

	$98	$1,736

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

13.	Derivative financial instruments and fair value measurements:

We are exposed to foreign exchange risk primarily from our subsidiaries which incur revenue and operating expenses in currencies other than US dollars with the most significant being Pound Sterling, Norwegian Kroner, Canadian dollars, Australian dollars and Euros. We monitor these exposures through our cash forecasting process and regularly enter into foreign exchange forward contracts to manage our exposure to fluctuations in expected future cash flows related to transactions in currencies other than the functional currency.

The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value asset (liability)	Maturity dates

July 31, 2013:
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	247,938	$(3,233)	August 2013 to January 2016

Purchase contracts to sell US dollars and buy Euros		€69,268	6,252	December 2013 to July 2014

Purchase contracts to sell Pounds Sterling and buy Euros		€49,000	1,409	August 2013 to December 2015

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

The net gain of $14.2 million due to the non-hedging derivative forward exchange contracts and the change in the fair value of embedded derivatives was recognized in the statement of operations as part of other financing charges for the three months ended July 31, 2013 (July 31, 2012 – net loss of $4.3 million).

The following tables summarize the financial instruments measured at fair value on a recurring basis excluding cash and cash equivalents and restricted cash:

	July 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value

Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$7,133	$—	$7,133
Foreign currency embedded derivatives	—	744	—	744
Other assets, non-current:
Foreign currency forward contracts	—	1,117	—	1,117
Foreign currency embedded derivatives	—	1,837	—	1,837

	$—	$10,831	$—	$10,831

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

13.	Derivative financial instruments and fair value measurements (continued):

	July 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value

Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(2,163)	$—	$(2,163)
Foreign currency embedded derivatives	—	(6,048)	—	(6,048)
Other liabilities, non-current:
Foreign currency forward contracts	—	(1,659)	—	(1,659)
Foreign currency embedded derivatives	—	(5,413)	—	(5,413)

	$—	$(15,283)	$—	$(15,283)

Inputs to the valuation methodology for Level 2 measurements include publically available forward notes, credit spreads and US$ or Euro interest rates, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. There were no transfers between categories in the fair value hierarchy.

The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	July 31, 2013
	Fair value	Carrying value
Senior secured notes	$1,362,283	$1,287,602
Senior unsecured notes	297,000	300,000

The fair value of the senior secured and unsecured notes are determined based on market information provided by third parties which is considered to be a level 2 measurement in the fair value hierarchy.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

14.	Supplemental cash flow information:

	Three months ended
	July 31, 2013	July 31, 2012

Cash interest paid	$1,653	$2,822
Cash taxes paid	11,525	6,576
Assets acquired through non-cash capital leases	9,101	—

Change in cash resulting from changes in operating assets and liabilities:

	Three months ended
	July 31, 2013	July 31, 2012

Receivables, net of allowance	$6,628	$(37,615)
Income taxes	(5,261)	(4,643)
Inventories	(4,370)	(3,524)
Prepaid expenses	(13,739)	(2,609)
Payables and accruals	(19,785)	(10,620)
Deferred revenue	13,334	5,375
Other assets and liabilities	(3,622)	(944)

	$(26,815)	$(54,580)

15.	Guarantees:

We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual aircraft values at the termination of the leases, which have terms expiring between fiscal 2014 and 2022. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $235.1 million as at July 31, 2013 (April 30, 2013 - $232.3 million).

16.	Related party transactions:

(a)	Related party leasing transactions and balances:

During the three months ended July 31, 2013 we engaged in leasing transactions with VIEs related to our ultimate parent (note 2).

(b)	Balances with ultimate parent:

At July 31, 2013, $2.0 million in payables and accruals is due to and $1.1 million in receivables is due from our ultimate parent.

(c)	On June 24, 2013, we paid a dividend of $25.1 million to our parent.

(d)	On July 16, 2013, we borrowed $25.0 million from our parent. On July 19, 2013, the loan was repaid. The loan bore interest at 4.5% per annum and it expired on October 16, 2013.

(e)	Subsequent to July 31, 2013, we paid a dividend of $60.0 million to our parent.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

17.	Commitments:

We have aircraft operating leases with 19 lessors in respect of 163 aircraft included in our fleet at July 31, 2013 (April 30, 2013 – 18 lessors in respect of 166 aircraft). As at July 31, 2013, these leases had expiry dates ranging from fiscal 2014 to 2024. We have the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.

At July 31, 2013, we have commitments with respect to operating leases for aircraft, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended July 31:

	Aircraft operating leases	Building, land and equipment operating leases	Total operating leases

2014	$234,407	$12,082	$246,489
2015	215,467	9,377	224,844
2016	198,890	7,592	206,482
2017	174,301	6,279	180,580
2018	159,662	4,200	163,862
and thereafter	348,109	53,092	401,201

	$1,330,836	$92,622	$1,423,458

As at July 31, 2013, we have committed to purchase $78.3 million of helicopter parts by October 31, 2015 and 28 new aircraft. The total required additional expenditures related to these purchase commitments is approximately $701.0 million. These aircraft are expected to be delivered in fiscal 2014 to 2017 and will be deployed in our Helicopter Services segment. We intend to enter into leases for these aircraft or purchase them outright upon delivery from the manufacturer.

The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.

Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the aircraft, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to our financial position. The aircraft would then be sold and the surplus, if any, returned to us. Alternatively we could exercise our option to purchase the aircraft. As at July 31, 2013 the Company was in compliance with all financial covenants.

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

In addition, from time to time, the Company or its subsidiaries are involved in tax and other disputes with various government agencies. The following summarizes such presently pending disputes:

In 2006, we voluntarily disclosed to OFAC that several of our subsidiaries formerly operating as Schreiner Airways may have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries may be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the U.S. jurisdiction. At July 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through administrative court action any claim for penalties associated with the seizure and the alleged violation. We have preserved our rights by filing a civil action against our customs agent for any losses that may result. At July 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

Our Brazilian subsidiary is also disputing claims from the Brazilian tax authorities that it was not entitled to certain credits in 2004 and 2007. The tax authorities are seeking up to $4.8 million in additional taxes plus interest and penalties. We believe that based on our interpretation of tax legislation and well established aviation industry practice we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At July 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

We received an inquiry from the Nigerian government regarding the tax treatment of certain of our agreements and operations in Nigeria. We are cooperating with the government of Nigeria but are unable to estimate the likelihood and magnitude of any impact of the inquiry as at July 31, 2013.

In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. We will continue to cooperate in all aspects of the investigation. At July 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and result of operations.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

19.	Segment information:

We operate under the following segments:

•	Helicopter Services;

•	Heli-One;

•	Corporate and other.

We have provided information on segment revenues and segment EBITDAR (adjusted) because these are the financial measures used by the Company’s chief operating decision maker (“CODM”) in making operating decisions and assessing performance. Transactions between operating segments are at standard industry rates.

The segmented information for the three months ended July 31, 2012 has been restated (see note 1(c)).

The Helicopter Services segment includes flying operations around the world serving offshore oil and gas, EMS/SAR and other industries and the management of the fleet.

Heli-One, the Maintenance, repair and overhaul segment, includes facilities in Norway, Canada, Australia, Poland, and the US that provide helicopter repair and overhaul services for our fleet and for a growing external customer base in Europe, Asia and North America.

Corporate and other includes corporate office costs in various jurisdictions and is not considered a reportable segment.

The accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

19.	Segment information (continued):

Three months ended July 31, 2013
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$387,302	$27,629	$—	$—	$414,931
Add: Inter-segment revenues	424	69,682	—	(70,106)	—

Total revenue	387,726	97,311	—	(70,106)	414,931
Direct costs (i)	(261,488)	(95,688)	—	69,349	(287,827)
Earnings from equity accounted investees	2,391	—	—	—	2,391
General and administration costs	—	—	(18,061)	—	(18,061)

Segment EBITDAR (adjusted) (ii)	128,629	1,623	(18,061)	(757)	111,434

Aircraft lease and associated costs	(55,279)	—	—	—	(55,279)
Depreciation					(32,057)
Asset impairments (iii)					(7,324)
Loss on disposal of assets					(1,122)
Interest on long-term debt					(38,577)
Foreign exchange loss					(13,148)
Other financing income					5,824
Income tax expense					(5,308)

Loss from continuing operations					(35,557)
Earnings from discontinued operations, net of tax					—

Net loss					$(35,557)

Segment assets	$1,699,987	$509,069	$668,956	$—	$2,878,012
Segment assets - held for sale	51,858	—	—	—	51,858

Total assets	$1,751,845	$509,069	$668,956	$—	$2,929,870

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses.
(iii)	Impairment of intangible assets of $0.2 million relates to the Helicopter Services segment.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

19.	Segment information (continued):

Three months ended July 31, 2012
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$391,523	$24,546	$—	$—	$416,069
Add: Inter-segment revenues	849	68,610	—	(69,459)	—

Total revenue	392,372	93,156	—	(69,459)	416,069

Direct costs (i)	(287,624)	(79,343)	—	69,310	(297,657)
Earnings from equity accounted investees	1,012	—	—	—	1,012
General and administration costs	—	—	(18,525)	—	(18,525)

Segment EBITDAR (adjusted) (ii)	105,760	13,813	(18,525)	(149)	100,899

Aircraft lease and associated costs	(48,430)	—	—	—	(48,430)
Depreciation					(28,310)
Restructuring costs					(1,930)
Asset impairments (iii)					(6,501)
Loss on disposal of assets					(1,591)
Interest on long-term debt					(29,883)
Foreign exchange loss					(7,401)
Other financing charges					(8,154)
Income tax expense					(1,281)

Loss from continuing operations					(32,582)
Earnings from discontinued operations, net of tax					345

Net loss					$(32,237)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Segment EBITDAR (adjusted) is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses.
(iii)	Recovery of intangible assets of $0.5 million and impairment of assets held for use of $0.7 million relate to the Helicopter Services segment.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.	Subsequent events:

On August 7, 2013, the Company signed a contract to acquire $100.0 million of heavy helicopters from Eurocopter prior to December 31, 2016.

On September 9, 2013, the Company signed a contract to acquire nine S92’s and the option to acquire 15 S92’s from Sikorsky. The helicopters are expected to be delivered between fiscal 2015 and 2017.

Subsequent to July 31, 2013, we issued one share of capital stock for cash consideration of $60.0 million, which was allocated one Euro to the Capital Stock of the Company and $60.0 million to contributed surplus.

21.	Supplemental condensed consolidated financial information:

The Company and certain of its direct and indirect wholly-owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter SA, the registrant. The following consolidating schedules present financial information as of July 31, 2013 and for the three months ended July 31, 2013 and 2012, based on the guarantor structure that was in place at July 31, 2013.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Balance Sheets as at July 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$(5,930)	$84,908	$216,359	$(95,860)	$(84,908)	$114,569
Receivables, net of allowance for doubtful accounts	4	113	129,846	181,388	(696)	310,655
Current intercompany receivables	10,903	425,073	513,134	243,675	(1,192,785)	—
Income taxes receivable	—	—	162	23,212	—	23,374
Deferred income tax assets	—	—	(10)	58	—	48
Inventories	—	—	106,423	7,513	—	113,936
Prepaid expenses	13	22	13,527	22,182	(22)	35,722
Other assets	—	6,196	47,829	185,359	(181,102)	58,282

	4,990	516,312	1,027,270	567,527	(1,459,513)	656,586
Property and equipment, net	—	—	966,615	86,308	(381)	1,052,542
Investments	444,012	445,404	436,471	20,016	(1,316,540)	29,363
Intangible assets	—	—	190,938	3,435	—	194,373
Goodwill	—	—	329,858	96,082	—	425,940
Restricted cash	—	—	5,278	28,192	—	33,470
Other assets	—	33,250	410,975	65,662	(33,267)	476,620
Long-term intercompany receivables	—	1,045,938	45,354	441,433	(1,532,725)	—
Deferred income tax assets	—	—	10,230	(1,112)	—	9,118
Assets held for sale	—	—	51,339	519	—	51,858

	$449,002	$2,040,904	$3,474,328	$1,308,062	$(4,342,426)	$2,929,870

Liabilities and Shareholder’s Equity
Current Liabilities
Payables and accruals	$31	$44,302	$255,709	$118,911	$(44,296)	$374,657
Deferred revenue	—	—	22,709	13,772	—	36,481
Income taxes payable	451	541	29,754	10,531	(541)	40,736
Current intercompany payables	—	39,015	319,153	448,499	(806,667)	—
Deferred income tax liabilities	—	—	537	81	—	618
Current facility secured by accounts receivable	—	—	—	45,450	—	45,450
Other liabilities	—	174,888	190,510	4,781	(349,793)	20,386
Current portion of long-term debt obligations	—	—	24,512	—	—	24,512

	482	258,746	842,884	642,025	(1,201,297)	542,840
Long-term debt obligations	—	1,587,602	1,632,068	—	(1,587,602)	1,632,068
Long-term intercompany payables	—	—	427,997	58,808	(486,805)	—
Deferred revenue	—	—	29,358	32,884	—	62,242
Other liabilities	16	—	151,214	88,382	—	239,612
Deferred income tax liabilities	—	—	9,333	1,477	—	10,810

Total liabilities	498	1,846,348	3,092,854	823,576	(3,275,704)	2,487,572

Redeemable non-controlling interests	—	—	—	(6,206)	—	(6,206)

Shareholder’s equity	448,504	194,556	381,474	490,692	(1,066,722)	448,504

	$449,002	$2,040,904	$3,474,328	$1,308,062	$(4,342,426)	$2,929,870

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Balance Sheets as at April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$19,391	$3,478	$117,444	$(13,121)	$(3,478)	$123,714
Receivables, net of allowance for doubtful accounts	4	113	147,134	170,744	(746)	317,249
Current intercompany receivables	12,352	439,585	496,789	241,723	(1,190,449)	—
Income taxes receivable	—	—	362	25,509	—	25,871
Deferred income tax assets	—	—	(8)	57	—	49
Inventories	—	—	100,263	5,531	—	105,794
Prepaid expenses	26	49	10,287	11,906	(49)	22,219
Other assets	—	5,593	46,715	93,038	(89,263)	56,083

	31,773	448,818	918,986	535,387	(1,283,985)	650,979
Property and equipment, net	—	—	993,911	81,724	(381)	1,075,254
Investments	507,725	393,062	357,608	18,116	(1,249,615)	26,896
Intangible assets	—	—	194,360	3,450	—	197,810
Goodwill	—	—	334,129	96,333	—	430,462
Restricted cash	—	—	8,172	21,467	—	29,639
Other assets	—	29,449	377,211	61,596	(29,479)	438,777
Long-term intercompany receivables	—	859,564	43,324	449,718	(1,352,606)	—
Deferred income tax assets	—	—	10,104	648	—	10,752
Assets held for sale	—	—	32,047	—	—	32,047

	$539,498	$1,730,893	$3,269,852	$1,268,439	$(3,916,066)	$2,892,616

Liabilities and Shareholder’s Equity
Current Liabilities
Payables and accruals	$115	$6,516	$280,876	$138,188	$(6,516)	$419,179
Deferred revenue	—	—	18,901	8,751	—	27,652
Income taxes payable	525	457	36,891	10,571	(457)	47,987
Current intercompany payables	—	35,729	284,548	466,300	(786,577)	—
Deferred income tax liabilities	—	—	537	81	—	618
Current facility secured by accounts receivable	—	—	—	53,512	—	53,512
Other liabilities	—	83,596	100,129	6,332	(167,266)	22,791
Current portion of long-term debt obligations	—	—	2,138	—	—	2,138

	640	126,298	724,020	683,735	(960,816)	573,877
Long-term debt obligations	—	1,337,303	1,475,087	—	(1,337,303)	1,475,087
Long-term intercompany payables	—	—	436,282	56,789	(493,071)	—
Deferred revenue	—	—	25,910	30,080	—	55,990
Other liabilities	16	—	145,550	100,889	—	246,455
Deferred income tax liabilities	—	—	9,287	1,340	—	10,627

Total liabilities	656	1,463,601	2,816,136	872,833	(2,791,190)	2,362,036

Redeemable non-controlling interests	—	—	—	(8,262)	—	(8,262)

Shareholder’s equity	538,842	267,292	453,716	403,868	(1,124,876)	538,842

	$539,498	$1,730,893	$3,269,852	$1,268,439	$(3,916,066)	$2,892,616

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the three months ended July 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$273,888	$272,035	$(130,992)	$414,931

Operating expenses:
Direct costs	—	—	(204,716)	(269,382)	130,992	(343,106)
Earnings (loss) from equity accounted investees	(36,727)	75,035	84,256	1,900	(122,073)	2,391
General and administration costs	(1,431)	(3,011)	(17,458)	624	3,215	(18,061)
Depreciation	—	—	(28,704)	(3,353)	—	(32,057)
Assets impairments	—	—	(7,324)	—	—	(7,324)
Gain (loss) on disposal of assets	—	—	(1,194)	72	—	(1,122)

	(38,158)	72,024	(175,140)	(270,139)	12,134	(399,279)

Operating income (loss)	(38,158)	72,024	98,748	1,896	(118,858)	15,652
Financing income (charges)	(46)	(107,248)	(132,286)	86,431	107,248	(45,901)

Earnings (loss) from continuing operations before income tax	(38,204)	(35,224)	(33,538)	88,327	(11,610)	(30,249)

Income tax expense	—	(714)	(3,190)	(2,118)	714	(5,308)

Earnings (loss) from continuing operations	(38,204)	(35,938)	(36,728)	86,209	(10,896)	(35,557)

Earnings from discontinued operations, net of tax	—	—	—	—	—	—

Net earnings (loss)	(38,204)	(35,938)	(36,728)	86,209	(10,896)	(35,557)

Net earnings (loss) attributable to:
Controlling interest	(38,204)	(35,938)	(36,728)	83,561	(10,896)	(38,205)
Non-controlling interests	—	—	—	2,648	—	2,648

Net earnings (loss)	$(38,204)	$(35,938)	$(36,728)	$86,209	$(10,896)	$(35,557)

Comprehensive earnings (loss)	$(65,307)	$(61,552)	$(63,830)	$77,691	$49,747	$(63,251)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Cash Flows for the three months ended July 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(173)	$12,332	$14,284	$(58,381)	$(12,332)	$(44,270)

Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	(6,446)	—	(6,446)
Long-term debt proceeds	25,000	325,000	375,000	—	(325,000)	400,000
Long-term debt repayments	(25,000)	(75,000)	(200,948)	—	75,000	(225,948)
Increase in senior unsecured notes deferred financing costs	—	(5,902)	(5,902)	—	5,902	(5,902)
Long term intercompany flow – issuance of debt	—	(175,000)	(2,204)	2,204	175,000	—
Dividend distribution to parent	(25,148)	—	—	—	—	(25,148)

Cash provided by (used in) financing activities	(25,148)	69,098	165,946	(4,242)	(69,098)	136,556

Investing activities:
Property and equipment additions	—	—	(94,278)	(10,107)	—	(104,385)
Proceeds from disposal of property and equipment	—	—	46,102	61	—	46,163
Aircraft deposits net of lease inception refunds	—	—	(27,947)	—	—	(27,947)
Restricted cash	—	—	2,252	(7,104)	—	(4,852)

Cash used in investing activities	—	—	(73,871)	(17,150)	—	(91,021)

Cash provided by (used in) continuing operations	(25,321)	81,430	106,359	(79,773)	(81,430)	1,265

Cash flows provided by (used in) discontinued operations:
Cash flows provided by operating activities	—	—	—	—	—	—
Cash flows used in financing activities	—	—	—	—	—	—

Cash provided by (used in) discontinued operations	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,444)	(2,966)	—	(10,410)

Change in cash and cash equivalents during the period	(25,321)	81,430	98,915	(82,739)	(81,430)	(9,145)

Cash and cash equivalents, beginning of the period	19,391	3,478	117,444	(13,121)	(3,478)	123,714

Cash and cash equivalents, end of the period	$(5,930)	$84,908	$216,359	$(95,860)	$(84,908)	$114,569

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the three months ended July 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$261,400	$277,277	$(122,608)	$416,069

Operating expenses:
Direct costs	—	(31)	(194,889)	(273,806)	122,639	(346,087)
Earnings (loss) from equity accounted investees	(33,191)	(58,157)	(61,957)	681	153,636	1,012
General and administration costs	(2)	(1,698)	(16,790)	(1,777)	1,742	(18,525)
Depreciation	—	—	(25,527)	(2,783)	—	(28,310)
Restructuring costs	—	—	(1,033)	(897)	—	(1,930)
Assets impairments	—	—	(6,501)	—	—	(6,501)
Gain (loss) on disposal of assets	—	—	(1,624)	33	—	(1,591)

	(33,193)	(59,886)	(308,321)	(278,549)	278,017	(401,932)

Operating income (loss)	(33,193)	(59,886)	(46,921)	(1,272)	155,409	14,137
Financing income (charges)	91	28,756	20,877	(66,406)	(28,756)	(45,438)

Loss from continuing operations before income tax	(33,102)	(31,130)	(26,044)	(67,678)	126,653	(31,301)

Income tax recovery (expense)	(3)	(760)	(7,493)	6,215	760	(1,281)

Loss from continuing operations	(33,105)	(31,890)	(33,537)	(61,463)	127,413	(32,582)

Earnings from discontinued operations, net of tax	—	—	345	—	—	345

Net loss	(33,105)	(31,890)	(33,192)	(61,463)	127,413	(32,237)

Net earnings (loss) attributable to:
Controlling interest	(33,105)	(31,890)	(33,192)	(62,331)	127,413	(33,105)
Non-controlling interests	—	—	—	868	—	868

Net loss	$(33,105)	$(31,890)	$(33,192)	$(61,463)	$127,413	$(32,237)

Comprehensive loss	$(66,234)	$(63,006)	$(66,320)	$(78,983)	$210,933	$(63,610)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Cash Flows for the three months ended July 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(939)	$(43,113)	$11,237	$(56,215)	$43,113	$(45,917)

Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	8,243	—	8,243
Long term debt proceeds	—	225,000	225,153	—	(225,000)	225,153
Long term debt repayments	—	(146,000)	(151,953)	—	146,000	(151,953)

Cash provided by financing activities	—	79,000	73,200	8,243	(79,000)	81,443

Investing activities:
Property and equipment additions	—	—	(41,294)	(5,373)	—	(46,667)
Proceeds from disposal of property and equipment	—	—	47,193	32	—	47,225
Aircraft deposits net of lease inception refunds	—	—	(30,081)	—	—	(30,081)
Restricted cash	—	—	—	5,346	—	5,346
Distributions from equity investments	—	—	—	—	—	—

Cash provided by (used in) investing activities	—	—	(24,182)	5	—	(24,177)

Cash provided by (used in) continuing operations	(939)	35,887	60,255	(47,967)	(35,887)	11,349

Cash flows provided by (used in) discontinued operations:
Cash flows provided by operating activities	—	—	345	—	—	345
Cash flows used in financing activities	—	—	(345)	—	—	(345)

Cash provided by (used in) discontinued operations	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,662)	(2,159)	—	(9,821)

Change in cash and cash equivalents during the period	(939)	35,887	52,593	(50,126)	(35,887)	1,528

Cash and cash equivalents, beginning of the period	196	(6,771)	41,032	14,319	6,771	55,547

Cash and cash equivalents, end of the period	$(743)	$29,116	$93,625	$(35,807)	$(29,116)	$57,075

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto as well as our annual audited financial statements for the fiscal year ended April 30, 2013, which was filed with the SEC on July 15, 2013, and the MD&A contained therein. In the discussion that follows, the term “current year quarter and prior year quarter” refers to the three months ended July 31, 2013 and 2012, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified under Part II, Item 1A “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and those identified in the “Risk Factor” sections of our Annual Report on Form 10-K which was filed with the SEC on July 15, 2013. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data” below.

Non-GAAP Financial Measures

This MD&A also contains the following non-GAAP financial measures: segment earnings before interest, taxes, depreciation, amortization and aircraft lease rent and associated costs (“segment EBITDAR (adjusted)”), Adjusted net earnings (loss), and Adjusted earnings (loss) before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) that are not required by, or presented in accordance with GAAP. These non-GAAP measures are not performance measures under GAAP and should not be considered as alternatives to net earnings (loss) or any other performance or liquidity measures derived in accordance with GAAP. In addition, these measures may not be comparable to similarly titled measures of other companies.

We have chosen to include segment EBITDAR (adjusted) as we consider this measure to be a significant indicator of our financial performance and use this measure to assist us in allocating available capital resources. Segment EBITDAR (adjusted), which is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total segment revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs less general and administration costs. Segment EBITDAR (adjusted) also excludes restructuring costs, asset impairments, gain (loss) on disposal of assets and goodwill impairment, if any. These items are significant components to understanding and assessing financial performance and liquidity. For additional information about our segment EBITDAR (adjusted), including a reconciliation of these measures to our consolidated financial statements, see Note 19 of the unaudited interim consolidated financial statements for the three months ended July 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

We have chosen to include adjusted net earnings (loss) as it provides us with an understanding of the results from the primary activities of our business by excluding items such as asset dispositions, asset impairments, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of US dollar balances in entities with a non-US dollar functional currency. We believe that this measure is a useful supplemental measure as net loss includes these items, and the inclusion of these items are not meaningful indicators of our ongoing performance. For additional information about our adjusted net earnings (loss), including a reconciliation to our consolidated financial statements, see the “Consolidated Results of Operations.”

40.

We have also included Adjusted EBITDA as it provides useful information to investors as a measure to calculate certain financial covenants related to our revolving credit facility and certain covenants in our indentures. Adjusted EBITDA has limitations and should not be considered as discretionary cash available to us to reinvest in the growth of our business or a measure of cash that will be available to meet our obligations. For additional information about Adjusted EBITDA, including a reconciliation to our consolidated financial statements, see “Covenants and Adjusted EBITDA.”

Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	competition in the markets we serve;

•	loss of any of our large, long-term support contracts;

•	failure to maintain standards of acceptable safety performance;

•	political, economic and regulatory uncertainty;

•	problems with our non-wholly owned entities, including potential conflicts with the other owners of such entities;

•	exposure to credit risks;

•	assimilation of acquisitions and the impact of any future material acquisitions;

•	inability to service our debt obligations or comply with our obligations under our operating leases;

•	inability to fund our working capital requirements;

41.

•	unanticipated costs or cost increases associated with our business operations, including replacement helicopters and replacement helicopter parts;

•	risks inherent in the operation of helicopters;

•	reduced activity in the oil and gas industry;

•	inability to obtain or maintain necessary helicopters, helicopter parts, insurance or lease financing;

•	exchange rate fluctuations;

•	loss of key personnel;

•	labor problems;

•	global financial market instability;

•	insufficient assets in our defined benefit pension plan;

•	allocation of risk between our customers and us;

•	inability to dispose of our older helicopters and parts;

•	compliance risks associated with international activities;

•	application of tax laws in various jurisdictions;

•	inability to upgrade our technology;

•	reduction or cancellation of services for government agencies;

•	risks related to our operations under local law; and

•	inability to obtain or maintain government issued licenses.

We caution you that the above list of cautionary statements is not exhaustive and should be considered with the risks described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We disclaim any intentions or obligations to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except in accordance with applicable securities laws.

42.

Overview of Business

We are the world’s largest commercial operator of heavy and medium helicopters based on revenue and number of helicopters. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, enabling our customers to go further, do more and come home safely. Through our 60 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions. Our fleet of heavy and medium helicopters, global capabilities and reputation for safety position us to capitalize on anticipated increases in ultra-deepwater and deepwater drilling and production spending by our major, national and independent oil and gas company customers.

Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search-and-rescue services, or SAR, and emergency medical services, or EMS, to government agencies. We maintain a presence in most major offshore oil and gas markets through a network of approximately 70 bases with operations in approximately 30 countries, more than any other commercial helicopter service provider in the world. We cover this expansive and diverse geography with a technologically advanced fleet of nearly 250 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet strenuous and diverse regulatory standards across multiple jurisdictions and have an established track record in obtaining and maintaining certificates as well as working with regulators and local partners.

We also provide maintenance, repair and overhaul, or MRO, services through our Heli-One business to both our own Helicopter Services segment and to third-party customers. We are the only global operator with substantial helicopter MRO capability. We believe our in-house MRO operations enable us to manage our supply chain and maintain our fleet more efficiently, thereby increasing the availability of our helicopters and reducing our overall cost of maintenance. In addition, we are the largest non-OEM provider of these services, which allows us to provide our Heli-One customers with comprehensive MRO services across multiple helicopter types and families. Our MRO services include complete maintenance outsourcing solutions, parts sales and distribution, high-value engineering, design services and logistics support.

Segments

We report under two operating segments and have a Corporate Segment comprised primarily of general and administration costs.

The two operating segments are as follows:

Helicopter Services:

•

Our Helicopter Services segment consists of flying operations in the Eastern North Sea, the Western North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region primarily serving our offshore oil and gas customers, and providing SAR and EMS to government agencies. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes the United Kingdom, Ireland and the Netherlands. The Americas is comprised of Brazil, North American countries and other South American countries. The Asia Pacific region includes Australia and Southeast Asian countries and the Africa-Euro Asia region includes Nigeria, Kazakhstan, Mozambique, and other African and European countries.

•	Helicopter Services also includes the cost of managing our helicopters.

43.

Heli-One

•

Heli-One, our MRO segment, includes helicopter maintenance, repair and overhaul facilities in Norway, Poland, Canada, and the United States, providing helicopter maintenance, repair and overhaul services for our fleet and for a growing external customer base in Europe, Asia and North America. Although intersegment revenues are eliminated from the presentation of our financial information, operationally, Heli-One’s largest customer is our Helicopter Services segment.

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

We have seen growing confidence amongst our customers, which has led to increased spending and improvement in many metrics reflected in our fiscal 2012 and fiscal 2013 financial performance. We are cautiously optimistic that improvements will continue through the remainder of fiscal 2014. We are continuing to see growth in the offshore production as new technology has allowed oil and gas companies to continue exploration and drilling farther offshore. To remain competitive and to service existing and new contracts in this industry, older aircraft in the fleet must be replaced with new aircraft technology to meet customers’ changing demands. The industry is constrained by the pace at which it renews its fleet due to the limited supply of new technology aircraft and the secondary market for aircraft resales. To address these constraints, we have continued efforts to secure commitments to obtain new technology aircraft to support our future growth.

During the three months ended July 31, 2013, we took delivery of three aircraft and at July 31, 2013, we have commitments to purchase an additional 28 aircraft with the delivery of these aircraft continuing through to fiscal 2017. These aircraft will be purchased outright or financed through leases. In addition to the limited supply of new aircraft, the secondary market for the sale of aircraft is improving, providing an additional source of capital for new aircraft purchases and lease buyouts. Subsequent to July 31, 2013, we entered into another two aircraft purchase commitments to acquire nine additional Sikorsky heavy helicopters including 15 purchase options and a $100.0 million commitment to purchase heavy helicopters with Eurocopter.

Australia, Southeast Asia, Norway, the U.K., Brazil and Nigeria and other countries in the Africa-Euro Asia region continue to be important geographical regions for us due to an increase in oil and gas activity into deeper waters and further off-shore. We believe that the increase in offshore exploration will lead to further increases in offshore production and producing wells going forward.

Heli-One, our MRO operation is continuing to standardize its operating procedures to provide cost and quality control and improve flight availability within our flying operations. The MRO operation is also reviewing its global inventory management processes and implementing a number of lean process techniques to continue to drive efficiencies in the workshops and our supply chain. To further support the growth of the MRO business and expand our global footprint, we have opened an additional MRO facility in Poland.

We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout the three months ended July 31, 2013, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British Pound Sterling, the Canadian dollar and the Australian dollar. See Part I, Item 3 “Quantitative and qualitative disclosures about market risk” included elsewhere in this Quarterly Report on Form 10-Q.

44.

Our broad transformation program continues to provide significant value to our operations. The program includes transformative thinking and technology to achieve cost efficiencies through the global standardization of processes and restructuring of the organization to allow us to continue to enhance our earnings and cash flows. Together, we believe these qualities will allow us to maximize our value proposition to our customers – allowing them to go further, do more, and come home safely. The transformation program looks at all major aspects of our operations and includes a number of work streams, each including many initiatives.

The transformation program is progressing in accordance with our plan as we continue to consolidate, standardize and enhance our capabilities, tools, processes and systems. As of July 31, 2013, we achieved milestones including the standardization of key performance indicators, detailed reviews of operations in key bases in the Netherlands, Eastern and Western North Sea and Brazil, the opening of the centralized Integrated Operations Center near Dallas, Texas, and the opening of our temporary Heli-One facility in Poland. The construction of our permanent Poland MRO facility is also currently underway.

45.

Recent Developments

Beginning in July 2013, which followed an incident that led to the temporary grounding of the Eurocopter EC 225 helicopter in October 2012, we commenced the phased re-introduction of EC 225 helicopters to full service. We expect a complete return to service of all of our EC 225 helicopters before the end of our second fiscal quarter ending October 31, 2013.

On August 23, 2013, one of our L2 helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out in conjunction with the U.K. Air Accident Investigation Branch, or UK AAIB, and Police Scotland.

Despite engineering and operating differences associated with L, L1 and EC 225 helicopters (together with L2 helicopters, referred to as the Eurocopter SuperPuma fleet), for a limited period, we canceled all flights worldwide on those helicopter types (except for those involved in life-saving missions), as well as on L2 helicopters, out of respect for our work force and those of our customers, and to evaluate any implications associated with the accident.

Within a week of the incident, after consultation with our principal regulators, customers, union representatives and industry groups, and based on findings that there was no evidence to support a continuation of the temporary suspension and recommendations to return to active service all variants of the Super Puma fleet, we resumed commercial passenger flights to and from offshore oil and gas installations, including in the UK. We have now resumed normal operations with L, L1, L2 and EC225 helicopters worldwide, except in the UK, where we have resumed all normal operations other than the L2.

It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available.

46.

Fleet

As of July 31, 2013, our fleet was comprised of the following aircraft:

Helicopter Type	Total	Cruise Speed (kts)		Approximate Range in Nautical Miles		Passenger Capacity		Maximum Weight in Pounds
Heavy:
Sikorsky S92A	37	145		400		19		26,500
Eurocopter EC225	30	145		400		19		24,250
Eurocopter Super Puma series (AS332 L, L1, and L2)	43	130-140		250-350		17-19		18,000-20,500
Sikorsky S61N	5	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)
Total Heavy	115

Medium:
Agusta AW139	39	145		280		12-15		15,000
Sikorsky S76C++	23	145		220		12		11,700
Sikorsky S76C+	22	145		175		12		11,700
Sikorsky S76A/B/C	22	135		110-130		12		10,800-11,700
Bell 412	11	125		135		13		11,900
Eurocopter AS365 Series	9	120-145		80		11		9,500
Eurocopter EC135/145/155	5	N/A	(2)	N/A	(2)	N/A	(2)	N/A	(2)
Total Medium	131

Total Helicopter	246

(1)	SAR only
(2)	EMS only

As of July 31, 2013, we had committed to purchase 28 new helicopters with total required expenditures of approximately $701.0 million. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. Additionally, as of July 31, 2013, we had the option to purchase 13 helicopters which, if exercised, would be a total of 41 helicopter commitments.

47.

Summary Results of Operations

(Expressed in thousands of United States dollars)

	For the three months ended:
	July 31, 2013	July 31, 2012
Operating Revenue	$373,059	$374,027
Reimbursable Revenue	41,872	42,042

Total Revenue	414,931	416,069

Operating Expenses
Direct costs	(287,827)	(297,657)
Earnings from equity accounted investees	2,391	1,012
General and administration costs	(18,061)	(18,525)

Segment EBITDAR (adjusted) (i)	111,434	100,899
Aircraft lease and associated costs	(55,279)	(48,430)
Depreciation	(32,057)	(28,310)
Restructuring costs	—	(1,930)
Asset impairments	(7,324)	(6,501)
Loss on disposal of assets	(1,122)	(1,591)

Operating income	15,652	14,137

Interest on long-term debt	(38,577)	(29,883)
Foreign exchange loss	(13,148)	(7,401)
Other financing income (charges)	5,824	(8,154)

Loss from continuing operations before tax	(30,249)	(31,301)

Income tax expense	(5,308)	(1,281)

Loss from continuing operations	(35,557)	(32,582)

Earnings from discontinued operations, net of tax	—	345

Net loss	($35,557)	($32,237)

Net earnings (loss) attributable to:
Controlling interest	($38,205)	($33,105)
Non-controlling interest	2,648	868

Net loss	($35,557)	($32,237)

Non-GAAP Financial Measures:
Adjusted net loss (ii)	($28,727)	($11,590)
Adjusted EBITDAR margin (iii)	30%	27%

(i)	These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent auditors. These financial measures are therefore considered non-GAAP financial measures. See “Management Discussion and Analysis of the Financial Conditions” for a discussion of these non-GAAP financial measures.

(ii)	These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent auditors. These financial measures are therefore considered non-GAAP financial measures. See “Management Discussion and Analysis of the Financial Conditions” for a discussion of these non-GAAP financial measures. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure is as follows:

	For the three months ended:
	July 31, 2013	July 31, 2012
Adjusted net loss	($28,727)	($11,590)
Asset impairments	(7,324)	(6,501)
Loss on disposal of assets	(1,122)	(1,591)
Gain (loss) on derivatives	14,764	(5,154)
Foreign exchange loss	(13,148)	(7,401)

Net loss	($35,557)	($32,237)

(iii)	Adjusted EBITDAR margin is calculated as segment EBITDAR (adjusted) divided by Total Revenue less Reimbursable Revenue. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursement expense in direct costs. See below for our reconciliation of this non-GAAP measure to the most comparable GAAP measure.

	For the three months ended:
	July 31, 2013	July 31, 2012
Segment (EBITDAR) adjusted	$111,434	$100,899

Total revenues	$414,931	$416,069

Segment (EBITDAR) adjusted	$111,434	$100,899

Total revenues less reimbursable revenue	$373,059	$374,027

Segment (EBITDAR) adjusted margin	27%	24%
Adjustment for reimbursable revenues	3%	3%

Adjusted EBITDAR Margin	30%	27%

48.

Consolidated Results Summary

The Three Months Ended July 31, 2013 Compared to the Three Months Ended July 31, 2012

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Helicopter Services (i)	$387,302	$391,523	($4,221)	(1.1)%
Heli-One	27,629	24,546	3,083	12.6%

Total revenue	414,931	416,069	(1,138)	(0.3)%
Direct costs (ii)	(287,827)	(297,657)	9,830	3.3%
Aircraft lease and associated costs	(55,279)	(48,430)	(6,849)	(14.1)%

Total direct costs	($343,106)	($346,087)	$2,981	0.9%
Flying hours	39,156	43,372	(4,216)	(9.7)%
# of helicopters	246	251	(5)	(2.0)%

(i)	Includes revenue from the customer reimbursement of fuel costs of $24.2 million for the three months ended July 31, 2013 and $25.8 million for the three months ended July 31, 2012.
(ii)	Includes $24.6 million in fuel costs for the three months ended July 31, 2013, and $25.9 million for the three months ended July 31, 2012.

49.

Revenue

Revenue decreased by $1.1 million to $414.9 million compared to the prior year quarter. Helicopter Services revenue was flat due primarily to the continued grounding of the EC225 offset by increases in revenue from new flying contracts and changes to existing contracts in the North Sea, Asia Pacific and the Africa-Euro Asia regions. The additional revenues from new contracts in Norway, Ireland, England, Scotland, Australia, South East Asia, Nicaragua, Mozambique and Benin were partially offset by expired contracts in Denmark, the Netherlands, and the Falklands combined with a decrease in adhoc flying hours in the North Sea compared to the prior year quarter.

Heli-One’s revenue increased by $3.1 million due primarily to an increase in third-party non-PBH revenue, which includes airframes and components

Direct Costs

For the three months ended July 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Crew costs	($107,963)	($102,444)	($5,519)	(5.4%)
Base and operations and other costs	(85,152)	(90,026)	4,874	5.4%
Maintenance	(48,114)	(66,397)	18,283	27.5%
Support costs	(46,598)	(38,790)	(7,808)	(20.1%)

	($287,827)	($297,657)	$9,830	3.3%

Direct costs decreased by $9.8 million to $287.8 million compared to the prior year quarter. The decrease in direct costs was due primarily to decreases in maintenance and base and operations and other costs. These were partially offset by an increase in crew and support costs.

Crew costs, including salary, benefits, training and recruitment, increased by $5.5 million to $108.0 million compared to the prior year quarter. Crew costs have increased due primarily to the hiring of additional crew for new and existing contracts in Norway, Scotland, Nicaragua, Benin, and Australia. This was offset by expired contracts in Denmark, and the Falkland Islands.

Base and operations and other costs decreased by $4.9 million to $85.2 million compared to the prior year quarter. This decrease was due primarily to a recovery of insurance in the current year quarter.

Maintenance costs decreased by $18.3 million to $48.1 million compared to the prior year quarter due primarily to a decrease in flying hours as well as preferential commercial and financial terms offered to us by our stakeholders. The decrease in maintenance costs were partially offset by costs incurred for the EC225 return to service and on additional investment in parts inventory to improve aircraft availability.

Support costs increased $7.8 million to $46.6 million compared to the prior year quarter due primarily to an increase in costs to support the continued growth of our new centralized flying operations center and higher travel and consulting costs incurred to improve operational efficiencies.

50.

Depreciation

Depreciation increased by $3.7 million to $32.1 million compared to the prior year quarter. The increase is primarily due to a depreciation review conducted during the third quarter of fiscal 2013. After it was identified that certain aircraft types would be exited, we reduced the useful lives of these aircraft types to 10 years. The current year quarter reflects a higher rate of depreciation as a result of this review. Of the current year quarter depreciation expense, $21.2 million related to Heli-One and $10.9 million related to Helicopter Services.

Restructuring Costs

Restructuring costs decreased by $1.9 million to nil compared to the prior year quarter. The costs incurred in the prior year quarter related primarily to severance and other costs incurred as part of the business transformation program to achieve long-term cost efficiencies through the implementation of new systems and processes allowing for global standardization. No such costs were incurred in the current year quarter.

Interest on Long-Term Debt

Interest on long-term debt increased by $8.7 million to $38.6 million compared to the prior year quarter due primarily to the interest accrued on the additional $200.0 million in senior secured notes issued on October 5, 2012 and the $300.0 million of senior unsecured notes issued on May 13, 2013.

Foreign Exchange Loss

Foreign exchange loss increased by $5.7 million to a loss of $13.1 million compared to the prior year quarter due primarily to the revaluation of net liability positions denominated in U.S. dollars in entities with Norwegian Kroner and Australian dollar functional currencies.

Other Financing Income (Charges)

Other financing income increased by $14.0 million to $5.8 million compared to the prior year quarter from a net charges position primarily from a gain on the valuation of the derivative contracts as the result of a strengthening of the U.S. dollar.

51.

Income Tax Recovery (Expense)

Income tax expense increased by $4.0 million to an income tax expense of $5.3 million compared to the prior year quarter. The effective tax rate for the current year period is (17.5%) compared to (4.1%) in the prior year period. The below table provides a breakdown of the items which caused the change in tax expense between the current year period and the prior year period:

	Increase/(decrease) in tax expense	Effective tax rate
Income tax expense at July 31, 2012	$1.3	(4.1%)
Rate differences in various jurisdictions	(4.0)
Foreign tax paid	(1.4)
Functional currency adjustments	1.0
Valuation allowance	9.0
Others	(0.6)

Income tax expense at July 31, 2013	$5.3	(17.5%)

The increase in the income tax expense as compared to the prior year quarter was due primarily to an increase in the valuation allowance taken against deferred tax assets in certain jurisdictions. The increase in valuation allowance compared to the prior year quarter was due to a change in the third quarter of fiscal 2013 in our assessment of the realizability of certain tax assets in future years. This resulted in a net increase in the valuation allowance of $9.0 million primarily in relation to deferred tax assets in Australia, the United States, Netherlands, Barbados and Norway.

Income tax expense increased by $1.0 million due to foreign currency adjustments related to the revaluation of balances denominated in Norwegian Kroner, Euro and Canadian dollars in entities with a U.S. dollar functional currency.

Income tax expense decreased by $4.0 million due to the rate differences in various jurisdictions as a higher proportion of our taxable profits were earned in low tax rate jurisdictions in the current year quarter as compared to the prior year quarter. Foreign tax also decreased by $1.4 million due to the appeal of an audit assessment in Kazakhstan. Other items affecting the net change in tax rate include a change in the enacted tax rate in UK.

Non-Controlling Interest

Net earnings allocated to non-controlling interest increased by $1.8 million to $2.6 million, due primarily to an increase in net earnings in EEA Helicopters Operations B.V. (“EHOB”) from the gains on valuation of its derivatives. See Note 2 of our interim unaudited consolidated financial statements for a further discussion on EHOB.

52.

Segmented Results of Operations

During the year ended April 30, 2013, the Company’s chief operating decision maker, or CODM, decided to tightly integrate aircraft planning with our Helicopter Services’ commercial operations. As a result, the fleet division previously included in the Corporate Segment was combined with Helicopter Services in the financial information provided to the CODM. Heli-One’s revenues were also restated to exclude the elimination of inter-company profits on the internal base maintenance work performed for our internal fleet of aircraft. The segmented information for the prior year quarter has been restated in the financial information provided to the CODM to reflect the reclassification of the financial information for both of these changes.

Helicopter Services

For the three months ended July 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Operating revenue	$345,430	$349,481	$(4,051)	(1.2)%
Reimbursable Revenue	41,872	42,042	(170)	(0.4)%

Total third party revenue	387,302	391,523	(4,221)	(1.1)%
Internal revenue	424	849	(425)	(50.1)%

Total revenue	387,726	392,372	(4,646)	(11.8)%
Direct costs	(261,488)	(287,624)	26,136	9.1%
Earnings from equity accounted investees	2,391	1,012	1,379	136.3%

Segment EBITDAR (adjusted)	$128,629	$105,760	$22,869	21.6%

Adjusted EBITDAR margin (i)	37.2%	30.3%	6.9%	22.8%
Segment EBITDAR (adjusted) Margin	33.2%	27.0%	6.2%	23.0%
Flight Hours	39,156	43,372	(4,216)	(9.7)%
# of Aircraft	246	251	(5)	(2.0)%
Aircraft lease and associated costs	($55,279)	($48,430)	($6,849)	(14.1)%

(i)	Adjusted EBITDAR margin is calculated as segment EBITDAR (adjusted) divided by Total Revenue less Reimbursable Revenue. Cost reimbursements from clients are recorded as reimbursable revenue with the related reimbursed cost recorded as reimbursable expense in our consolidated statements of operations.

Helicopter Services segment EBITDAR (adjusted) has increased by $22.9 million to $128.6 million compared to the prior year quarter. The increase in segment EBITDAR (adjusted) was due primarily to Asia Pacific, the North Sea, the Africa-Euro Asia region and the Americas. Asia Pacific’s segment EBITDAR (adjusted) increased by $9.3 million due primarily to margins from new contracts in Australia combined with an increase in oil and gas activities in Southeast Asia. In Southeast Asia there were additional margins from new contracts and additional aircraft added to existing contracts. The North Sea’s segment EBITDAR (adjusted) increased by $6.5 million due primarily to

53.

new contracts entered into late in fiscal 2013, where the contracts have been flying for the entire quarter and improvements in operational efficiencies from the standardization of base procedures. These increases in segment EBITDAR (adjusted) are partially offset by a decrease in margins from adhoc flying and the expiry of a contract in Denmark. The Americas segment EBITDAR (adjusted) increased due to an increase in aircraft availability and costs recoveries for changes in estimate of certain contingencies. The Africa-Euro Asia region segment EBITDAR (adjusted) increased by $3.2 million due to additional margins from existing contracts in Mozambique and Kazakhstan. The increases in segment EBITDAR were partially offset by Nigeria, where we are continuing to incur costs during the transition to our new partners and additional start-up costs incurred in Benin that exceeded margins from a new contract.

Aircraft leasing costs increased by $6.8 million to $55.3 million, due primarily to an increase in the new technology aircraft operating leases entered into during the current year quarter, which have a higher lease cost. We are acquiring new technology aircraft to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance aircraft through operating leases and may make strategic decisions as required to purchase certain aircraft outright. The purchase of aircraft allows for greater jurisdictional flexibility as some lease agreements restrict the movement of aircraft to certain countries.

54.

Heli-One

For the three months ended July 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2013	2012	$ Change	% Change
Third party revenue	$27,629	$24,546	$3,083	12.6%
Internal Revenue	69,682	68,610	1,072	1.6%

Total Revenue	97,311	93,156	4,155	4.5%
Direct Costs	(95,688)	(79,343)	(16,345)	(20.6)%

Segment EBITDAR (adjusted)	$1,623	$13,813	$(12,190)	(88.3)%
Segment EBITDAR (adjusted) Margin	1.7%	14.8%	(13.1)%	(88.5)%

Heli-One generates the majority of its revenue by supporting the internal flying operations. Segment EBITDAR (adjusted) decreased by $12.2 million to $1.6 million compared to the prior year quarter due primarily to an increase in costs related to the EC225 return to service and our investment in parts inventory to improve aircraft availability. This had an unfavorable impact on the segment EBITDAR (adjusted) margin of 15.3%. The decrease in segment EBITDAR (adjusted) was partially offset by an increase in margins from non-PBH revenues due to the completion of airframes, components and engines work. This resulted in a favorable margin impact of 2.5%.

55.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

Analysis of Historical Cash Flows

For the three months ended July 31,

(in thousands of U.S. dollars)

	2013	2012
Cash used in operating activities	($44,271)	($45,927)
Cash provided by financing activities	136,556	81,443
Cash used in investing activities	(91,021)	(24,177)
Effect of exchange rate changes on cash and cash equivalents	(10,410)	(9,821)

Change in cash and cash equivalents during the period	$(9,146)	$1,518

Cash Flows Used In Operating Activities

Cash flows used in operating activities decreased by $1.6 million to $44.3 million compared to the prior year quarter due to favorable changes in operating capital of $27.8 million partially offset by higher pension contributions of $5.8 million, cash financing charges including interest and realized foreign exchange losses of $12.7 million and higher cash tax payments of $4.9 million and other timing differences of $2.8 million. Pension contributions increased due to the timing of funding. The favorable changes in operating capital are driven by a decrease in receivables as the result of earlier collections. Interest costs increased due to the issuance of $500.0 million in senior notes.

One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies through our broad transformation program, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. It is currently expected that the net cash from operating activities will, together with our ability to access financing through the revolving line of credit, other financing markets, new operating leases and proceeds from the sale of aircraft and other assets, be sufficient to meet the on-going cash flow requirements. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See “Risk Factors—Risks Related to Our Business and Industry—Our indebtedness and lease obligations could adversely affect our business and liquidity position” in Part II below, and “Liquidity and Sources of Liquidity” below.

Cash Flows Provided By Financing Activities

Cash flows provided by financing activities increased by $55.1 million to $136.6 million compared to the prior year quarter primarily due to proceeds from the issuance of senior unsecured notes of $294.1 million, net of deferred financing costs on May 13, 2013. This was partially offset by a decrease in the draws on the revolving credit facility net of repayments of $199.2 million, a decrease in the securitization of accounts receivables of $14.7 million due to timing in the funding of receivables and a dividend payment to the parent of $25.1 million in the current year quarter. No dividend was paid in the prior year quarter.

56.

The gross proceeds from the senior unsecured notes of $300.0 million were used to repay the borrowings under our senior secured revolving credit facility and to fund general working capital requirements. We also incurred financing fees of $5.9 million, which are being amortized over the term of the senior unsecured notes. The senior unsecured notes were issued under an indenture dated May 13, 2013 among the Company, the guarantors named therein and The Bank of New York, as trustee. The senior unsecured notes have an aggregate principal value of $300.0 million, were issued at par value, bear interest at an annual rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021.

Cash Flows Used In Investing Activities

Cash flows used in investing activities increased by $66.8 million to $91.0 million compared to the prior year quarter due primarily to an increase in property and equipment additions of $57.7 million. The increase in property and equipment was primarily due to an aircraft purchased during the quarter plus three aircraft purchased off-lease compared to no aircraft purchases during the prior year quarter. Additions are also higher due to the timing of aircraft lease financing. The increase was partially offset by a decrease in rotables purchases as a result of higher purchases in the prior year quarter to support a new third party PBH contract and to improve aircraft availability. Restricted cash related to the accounts receivable securitization increased by $10.1 million, which used more cash during the quarter.

Liquidity and Sources of Liquidity

At July 31, 2013, our liquidity totaled $475.0 million, which was comprised of cash and cash equivalents of $114.7 million, unused capacity in the revolver of $321.4 million, net of letters of credit of $53.6 million plus undrawn overdraft facilities of $38.9 million. Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. On May 13, 2013, we issued $300.0 million of senior unsecured notes which increased our overall liquidity. The aggregate principal value of $300.0 million in senior unsecured notes were issued at par, bear interest at an annual rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021. The net proceeds from the senior unsecured notes were used to repay the borrowings under our senior secured revolving credit facility and to fund general working capital requirements. Annual cash requirements have increased by approximately $28.1 million due to the additional interest payment obligations.

The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. Our earnings and cash flow may vary significantly from year to year due. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including our senior notes, and our senior secured revolving credit facility. Any insufficiency could negatively impact the business. In addition, each of the indentures governing our senior unsecured notes and senior secured notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the senior unsecured notes and senior secured notes. We may face delays in obtaining

57.

cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, as well as our ability to access financing through the revolving line of credit, other financing markets, new operating leases and proceeds from the sale of aircraft and other assets are sufficient to meet our on-going cash flow requirements. Similarly, we expect that our transformation program will generate new initiatives to create greater liquidity. However, our earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, if necessary, may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See “Risk Factors – Risks Related to Our Business and Industry– Our indebtedness and lease obligations could adversely affect our business and liquidity position” in Part II below.

Sources of Liquidity

On May 13, 2013, we issued $300.0 million of senior unsecured notes which increased our overall liquidity. The aggregate principal amount of $300.0 million in senior unsecured notes were issued at par value, bear interest at an annual rate of 9.375% with semi-annual interest payments due on June 1 and December 1 and mature on June 1, 2021. The senior unsecured notes are guaranteed by CHC Helicopter Holding S.à r.l., and by its direct parent entity, 6922767 Holding S.à r.l., and by each of its direct and indirect restricted subsidiaries existing on the date of issuance. The net proceeds from the notes were used to repay the borrowings under our senior secured revolving credit facility. We also incurred financing fees of approximately $5.2 million, which will be amortized over the term of the senior unsecured notes.

On October 5, 2012, CHC Helicopter S.A. issued an additional $200.0 million of senior secured notes. The additional senior secured notes were issued under the same indenture that governs the $1.1 billion of senior secured notes that were previously issued in October 2010. The additional senior secured notes in an aggregate principal amount of $200.0 million were issued at 101.0% of par value, bear interest at an annual rate of 9.25% with semiannual interest payments due on April 15 and October 15 and mature on October 15, 2020. The gross proceeds from the senior secured notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $4.0 million, which are being amortized over the term of the senior secured notes.

The senior secured revolving credit facility for $375.0 million is held by a syndicate of financial institutions for a term of five years and bears interest at the alternate base rate, LIBOR, Canadian Prime Rate or EURIBOR, plus an applicable margin that ranges from 2.75% to 4.50%. The senior secured revolving credit facility is secured on a super senior first priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries on a joint and several basis. For information about the financial position and results of operations of our non-guarantor subsidiaries, see Note 21 of our unaudited interim consolidated financial statements for the three months ended July 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

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

Future Cash Requirements

Operating Lease Commitments

We are party to aircraft operating leases with 19 lessors in respect of 163 aircraft included in our fleet as of July 31, 2013. As of July 31, 2013, these leases had expiry dates ranging from fiscal 2014 to 2024. We have the option to purchase the majority of our leased aircraft for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased

58.

aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We will either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.

At July 31, 2013, we had commitments with respect to operating leases for aircraft, buildings, land and equipment. For aircraft leases expiring in the next twelve months, we have the option to refinance these leases, purchase the aircraft or return the aircraft under the agreement terms.

The terms of certain of our helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.

Generally, in the event of a covenant breach by us under our leases, the lessor has the option to terminate the lease and require the return of the aircraft, with the repayment of any arrears of related lease payments plus the present value of all future related lease payments and certain other amounts, which could be material to our financial position. The aircraft would then be sold and the surplus, if any, returned to us. Alternatively, we could exercise our option to purchase the aircraft.

Other Commitments

At July 31, 2013, we have committed to purchase $78.3 million of helicopter parts by October 31, 2015 and 28 new aircraft from multiple OEMs. The total required additional expenditures related to these purchase commitments are approximately $701.0 million. These aircraft are expected to be delivered in fiscal 2014 ($276.1 million), 2015 ($254.3 million) and 2016 to 2017 ($170.6 million) and will be deployed in our Helicopter Services segment. Additionally, as of July 31, 2013, we had the option to purchase 13 helicopters. Subsequent to July 31, 2013, we signed contracts to acquire $100.0 million of heavy helicopters from Eurocopter and to acquire nine additional helicopters including 15 purchase options for Sikorsky . These aircraft will be purchased outright or financed through leases.

Variable Interest Entities

We have a variable interest in certain entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third-party customers. At July 31, 2013, we had operating leases for 57 aircraft with variable interest entities, or VIEs, that were not consolidated. See Note 2 of the unaudited interim consolidated financial statements as of July 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

Guarantees

We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual aircraft values at the termination of the leases. The leases have terms expiring between fiscal 2014 and 2022. At July 31, 2013, our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $235.1million.

59.

Contingencies

We have exposure for certain legal matters as disclosed in Note 18 to the unaudited interim consolidated financial statements for the three months ended July 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies since July 31, 2013.

Covenants and Adjusted EBITDA

The Company’s senior secured notes, senior unsecured notes, senior secured revolving credit facility, other long-term debt obligations and certain helicopter lease agreements impose operating and financial limitations on the Company through financial covenants, which among other things, limit the ability to incur additional indebtedness, create liens, sell or sublease assets, engage in mergers or acquisitions and make dividend and other payments.

Adjusted EBITDA is a non-GAAP financial measure calculated by adding to or subtracting from net earnings (loss) certain of the adjustment items permitted in calculating covenant compliance under the applicable indenture governing the senior secured notes and the senior unsecured notes. We describe these adjustments to net earnings (loss) in the table below. Adjusted EBITDA is a supplemental measure of our ability to service indebtedness that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net earnings (loss) or other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. In addition, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies. Management believes that the presentation of Adjusted EBITDA included in this Quarterly Report on Form 10-Q provides useful information to investors regarding our results of operations because it assists in analyzing and benchmarking the performance of our business. We will also use Adjusted EBITDA as a measure to calculate certain financial covenants related to our senior secured revolving credit facility, the senior secured notes indenture and the senior unsecured notes indenture. Under the senior secured revolving credit facility agreement, the Company must maintain a maximum ratio of 2.5 to 1 of first priority net debt as defined in the senior secured revolving credit facility agreement to Adjusted EBITDA. If the financial covenant is not maintained, repayment of the senior secured revolving credit facility can be accelerated. Under the senior secured revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture, the Company must meet certain Adjusted EBITDA ratios to incur additional indebtedness above the permitted indebtedness as defined in the senior secured revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture. To incur additional indebtedness which is not otherwise permitted, the Company must have an Adjusted EBITDA to fixed charges ratio as defined in the senior secured revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture that is equal to or greater than 2.0 to 1.0. However, if the indebtedness is secured by a lien then the Company must also have a total secured indebtedness, net of cash, to Adjusted EBITDA ratio as defined in the revolving credit facility agreement and notes indenture that is less than or equal to 5.0 to 1.0.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for net earnings (loss), cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

60.

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

Set forth below is a reconciliation of net loss to Adjusted EBITDA derived from the last twelve months ended July 31, 2013. As of July 31, 2013, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

(in thousands of U.S. dollars)	For the last twelve months ended July 31, 2013
Net loss	$(119,452)
Discontinued operations, net of tax	(680)
Earnings from equity accounted investees, net of cash distributions received	(4,048)
Fixed charges (a)	139,597
Other financing charges	18,200
Income tax expense	58,468
Amortization	135,673
Asset impairment charge (b)	30,746
Loss on disposal of assets	15,014
Restructuring costs	10,529
Business optimization costs	6,330
Stock-based compensation expense	450
Amortization of deferred charges (c)	3,577
Amortization of advanced aircraft rental payments	4,144
Unusual/non-recurring costs (d)	14,942
Investment/acquisition/permitted disposal (e)	—
Pension adjustment (f)	(11,326)

Adjusted EBITDA (g)	$302,164

(a)	Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the senior unsecured notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.

61.

(b)	Asset impairment charge includes impairment (recovery) of funded residual value guarantees, impairment of assets held for sale, impairment of assets held for use and impairment of intangible assets.
(c)	Amortization of initial costs on leased aircraft.
(d)	Unusual or non-recurring costs that include professional fees.
(e)	Costs incurred related to potential investment, acquisitions and divestures.
(f)	This is an adjustment to arrive at the current service cost of the pension.
(g)	Adjusted EBITDA for the periods presented does not include the pro forma effect of aircraft acquisitions or disposals. However, the new revolving credit facility and the applicable indenture governing the senior secured notes and the senior unsecured notes permit us to calculate Adjusted EBITDA for purposes of the applicable covenants contained therein, giving pro forma effect to aircraft acquisitions, net of disposals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended April 30, 2013, for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates since April 30, 2013.

Recent Accounting Pronouncements

See Note 1 in the interim unaudited consolidated financial statements for the three months ended July 31, 2013, contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk and interest rate risk as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended April 30, 2013 which we filed with the SEC on July 15, 2013, and Note 1 in the “Notes to Interim Consolidated Financial Statements (Unaudited)” included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk since April 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

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

62.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

63.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” on our Annual Report on Form 10-K for the year ended April 30, 2013 which we filed with the SEC on July 15, 2013. Developments in these previously reported matters are described in Note 18 in the “Notes to Interim Consolidated Financial Statements (Unaudited)” included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The risks described below could have a material adverse impact on our financial position, results of operations, liquidity and cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations. You should not consider this list to be a complete statement of all risks and uncertainties. Those items denominated by an asterisk (*) have materially changed from the Annual Report on Form 10-K filed with the SEC on July 15, 2013.

Risks Related to Our Net Losses and Indebtedness

We have a history of net losses.*

We have incurred net losses in the past five years and on a cumulative basis since our inception. As of July 31, 2013, we had an accumulated deficit of approximately $(1,122.5) million. We may continue to incur net losses in the future and we cannot assure you that we will achieve or sustain profitability, or that we will continue to generate sufficient cash flow and liquidity through access to the capital markets to meet our debt and interest obligations as and when they become due.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.*

We are highly leveraged. As of July 31, 2013 our total indebtedness was $1,669.0 million. Our level of indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal on our debt or to comply with any restrictive terms of our debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	impair our ability to obtain additional financing in the future; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

If we fail to comply with the covenants or other terms of any agreements governing our indebtedness, our creditors may have the right to accelerate the maturity of that debt and, in the case of our secured debt, foreclose upon the collateral securing that debt. Realization of any of these factors could adversely affect our financial condition.

64.

In addition, if we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying capital investments; or

•	seeking to raise additional capital.

However, any alternative financing plans that we undertake, if necessary, might not allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including our obligations under our outstanding senior notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

Failure to comply with covenants contained in certain of our lease agreements could limit our ability to maintain our leased helicopter fleet and could adversely affect our business.*

The terms of our helicopter lease agreements contain covenants that impose operating and financial limitations on us. Such lease agreements limit, among other things, our ability to utilize helicopters in certain jurisdictions and/or sublease helicopters, and may contain restrictions upon a change of control. A breach of lease covenants could result in an obligation to repay amounts outstanding under the lease. If such an event occurs, we may not be able to pay all amounts due under the leases or refinance such leases on terms satisfactory to us or at all, which could have a material adverse effect on our business, financial condition and results of operations. We have in prior periods entered into discussions with specific lessons for covenant resets, amendments and waivers when we have anticipated to fail covenant obligations, and in other instances received financial support from our shareholders to avoid covenant breaches. While we do not currently anticipate any breaches, no assurance can be made that we will not in the future, or that we will be successful in negotiating covenant resets, amendments or waivers, as necessary, or that financial support will be available.

If our Norwegian operating subsidiaries incur substantial losses, they may be subject to liquidation under Norwegian law.

The corporate laws under which our Norwegian subsidiaries operate differ from Canadian and U.S. laws in a number of areas, including with respect to corporate liquidation. Under Norwegian law, if the losses of any of the Norwegian subsidiaries reduce that subsidiary’s equity to an amount assumed to be less than 50% of its share capital or if the equity of the subsidiary is deemed to be inadequate compared to the risks and the size of the subsidiary’s business, the directors of the subsidiary would be obligated by law to convene a general shareholders’ meeting to resolve to balance the amount of such equity and share capital by either:

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

65.

Risks Related to Our Business and Industry

Many of the markets in which we operate are highly competitive, which may result in a loss of market share or a decrease in revenue or profit margins.

Many of the markets in which we operate are highly competitive, which could result in a loss of market share or a decrease in revenue or profit margins. Contracting for helicopter services is usually done through a competitive bidding process among those having the necessary equipment and resources. Factors that affect competition in our industry include price, reliability, safety, professional reputation, availability, equipment and quality of service. We compete against a number of helicopter operators including the other major global commercial helicopter operator, and other local and regional operators. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. In addition, many oil and gas companies and government agencies to which we provide services have the financial ability to perform their own helicopter flying operations in-house should they elect to do so.

Our main competitors within the repair and overhaul business are the OEMs of helicopters and helicopter components. As such, our main competitors in this industry are also our main parts suppliers and MRO license providers. A conflict with the OEMs could result in our inability to obtain parts and licenses in a timely manner in required quantities and at competitive prices. In addition, the OEMs hold greater inventory of helicopter components, have more extensive operational experience and significantly greater capital resources. These, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. If any of these are terminated early or not renewed, our revenues could decline.

We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. For the fiscal year ended April 30, 2013, revenue from Statoil ASA totaling $245.9 million and Petrobras totaling $245.1 million were each 14% of our total revenues. For the fiscal year ended April 30, 2013, our top ten customers accounted for 60% of our total revenues in the aggregate. Many of our contracts contain clauses that allow for early termination by the customer for convenience if exercised, could have a material adverse effect on our business, financial condition and results of operations.

Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.*

Hazards, such as helicopter accidents, adverse weather conditions, darkness, collisions and fire are inherent in furnishing helicopter services and can result in personal injury and loss of life, accidents, reduced number of flight hours, severe damage to and destruction of property and equipment and suspension of operations or grounding of helicopters. For example, on October 22, 2012, one of our EC 225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. All flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In addition, on August 23, 2013, one of our AS332L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out. As of August 29, 2013, our global fleet of AS332L2 helicopters were operating, with the exception of the United Kingdom where we maintain a fleet of nine AS332L2 helicopters. We voluntarily restricted the use of this model of helicopter worldwide and in the United Kingdom for a limited period. Following incidents such as this, no assurance can be given that we will be successful in mitigating potential losses or to preserve any rights to recover any losses that we may believe we have under the circumstances. We may experience similar incidents in the future.

If we are unable to mitigate potential losses through a robust safety management and insurance coverage program, our financial condition would be jeopardized in the event of a safety or other hazardous incident.*

We attempt to protect ourselves against potential losses through our safety management system and insurance coverage. However, our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses. We cannot ensure that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially. Our safety management system may not be effective. In addition, terrorist activity, risk of war, accidents or other events could increase our insurance premiums. Our inability to renew our aviation insurance coverage or the loss, expropriation or confiscation of, or severe damage to, a large number of our helicopters could adversely affect our operations and possibly our financial condition and results of operations. Furthermore, we are not insured for loss of profit, loss of use of our helicopters, business interruption or loss of flight hours. The loss of, or limited availability of, our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain standards of acceptable safety performance could have an adverse impact on our ability to attract and retain customers and could adversely impact our reputation, operations and financial performance.*

Our customers consider safety and reliability as the two primary attributes when selecting a provider of helicopter transportation services. If we fail to maintain standards of safety and reliability that are satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected. Moreover, helicopter crashes or similar disasters of another helicopter operator could impact customer confidence and lead to a reduction in customer contracts or result in the grounding of our helicopters, particularly if such helicopter crash or disaster were due to a safety fault in a type of helicopter used in our fleet. In addition, the loss of any helicopter as a result of an accident could cause significant adverse publicity and the interruption of air services to our customers, which could adversely impact our reputation, operations and financial results. Our helicopters have been involved in accidents in the past, some of which have included loss of life and property damage.

Negative publicity may adversely impact us.*

Media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our financial position and results of operations.

Our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances.*

Our profitability is directly related to demand for our helicopter services. Because of the significant expenses related to helicopter financing, crew wages and benefits, lease costs, insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when certain helicopters are not actively servicing customers and thereby generating income. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expenses would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by helicopter manufacturers would have the effect of increasing our fixed expenses, and without a corresponding increase in our revenues, would negatively impact our results of operations.

66.

Our long-term helicopter services and Heli-One contracts contain pre-determined price escalation terms and conditions. Although supplier costs and other cost increases are passed through to our customers through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full. In addition, because many of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal. In particular, in our Heli-One business, a meaningful portion of our third party MRO revenue is derived from power by the hour, or PBH, contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance. It can be difficult to correctly estimate the cost of providing maintenance on a PBH basis. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our customers. In the event that we are unable to do so, the profitability of our customer contracts and our business, financial condition and results of operations could be materially and adversely affected.

We depend on a small number of helicopter manufacturers.*

We contract with only four manufacturers of heavy and medium helicopters: Eurocopter, Sikorsky, Agusta Westland and Bell. These manufacturers have limited availability of helicopters, particularly heavy helicopters, and we have limited alternative sources of new helicopters. If we are unable to acquire new helicopters, continue operating helicopters already in our fleet, or purchase helicopters in the secondary markets, our business would be harmed.

Lead times for delivery of new heavy and medium helicopters are long (currently at least one year and historically as long as two years) and increasing for certain models, and annual production of new heavy and medium helicopters is limited. If any of these helicopter manufacturers faced production delays due to, for example, natural disasters, labor strikes, unavailability of skilled labor or safety issues, we may experience a significant delay in the delivery of previously ordered helicopters. During these periods, we may not be able to obtain additional helicopters with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable helicopter orders would adversely affect our revenue and profitability and could jeopardize our ability to meet the

67.

demands of our customers and execute our growth strategy. Although we have been able to acquire sufficient helicopters to date, a lack of available helicopters or the failure of our suppliers to deliver helicopters we have ordered on a timely basis could limit our ability to take advantage of growth opportunities or jeopardize our ability to meet the demands of our customers. Additionally, lack of availability of new helicopters could result in an increase in prices for certain types of used helicopters.

If any of the helicopter manufacturers we contract with, or the government bodies that regulate them, identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be unable to operate a portion of our fleet or could experience a delay in acquiring new helicopters, both of which would negatively affect our business. For example, in October 2012, one of our EC 225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. All flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In August 2013, one of our AS332L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities, see “—Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.” The cause of the August 2013 accident is not yet known. Regulatory investigations and political debate are currently in process or planned in the United Kingdom. The AS332L2 and the EC 225 are produced by the same manufacturer, and we operate other helicopter types by this manufacturer (as of July 31, 2013, 87 helicopters in total), which total represents approximately 35% of our entire fleet). While we believe these incidents are unrelated, if it is determined that a safety issue exists across model types by the same manufacturer, we may be required to suspend flight operations of a significant and material portion of our fleet.

If we are unable to fully resume operations with the AS322L2 or EC 225, or are forced to suspend operations of different helicopter models, our business, financial condition and results of operations during any period in which flight operations are suspended could be affected.

We depend on a limited number of third-party suppliers for helicopter parts and subcontract services.

We rely on a few key vendors for the supply of parts and subcontract services required to maintain our helicopters. Due to high demand, these vendors could experience backlogs in their manufacturing schedules and some parts may be in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our helicopters.

We currently obtain a substantial portion of our helicopter spare parts and components from helicopter manufacturers and maintain supply arrangements with other key suppliers. To the extent that these suppliers also supply parts for helicopters used by the military or other government organizations, parts delivery for our helicopters may be delayed during periods in which there are high levels of military or government operations. Our inability to perform timely maintenance and repairs can result in our helicopters being underutilized which could have an adverse impact on our business, financial condition and results of operations. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, could experience delays in our ability to maintain and repair our helicopters. While every effort is made to mitigate the impact of any such delays, this may pose a risk to our results of operations. We do not have an alternative source of supply for parts and components supplied by the main helicopter manufacturers. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on our business, including the withholding of payments by customers in certain cases. Due to our dependence on helicopter manufacturers for helicopter parts and components, we may also be subject to adverse impacts from unusually high price increases that are greater than overall inflationary trends. We might not be able to increase our contract rates. An unusually high increase in the price of parts or components that cannot be fully passed on to our customers could have a material adverse effect on our business, financial condition and results of operations.

Our business requires substantial capital expenditures, lease and working capital financing. Any deterioration of current economic conditions could adversely impact our business, financial condition and results of operations and we might be unable to obtain needed capital or financing on satisfactory terms or at all.

Our business requires substantial capital expenditures including significant ongoing investment to purchase or lease new helicopters, refinance existing leases and maintain our existing fleet. To the extent that we do not generate sufficient cash from our operations, we will need to raise additional funds through operating lease financing or other debt financing to execute our growth strategy and make the capital expenditures required to operate our business successfully.

Concerns about a systemic impact of a potential long-term and wide-spread economic recession, increased energy costs, the availability and cost of credit, diminished business and consumer confidence and increased unemployment rates contribute to increased market volatility and diminish expectations for western and emerging economies, including the jurisdictions in which we operate. In particular, the cost of raising money in the credit markets could increase substantially as many lenders and institutional investors, concerned about the stability of the financial markets generally and about the solvency of counterparties, could increase interest rates, enact tighter lending standards and reduce and, in some cases, cease to provide funding, to borrowers. In addition, financial market instability could leave our creditors unable to meet their obligations to us.

68.

Our ability to access capital and bank markets or the availability of lease or other financings may be restricted at a time when we would like to, or need to access capital. Such inability could have an impact on our growth plans or on our flexibility to react to changing economic and business conditions. In addition, our credit facilities and helicopter leases will have maintenance covenants which may need to be renegotiated from time to time, and the financial market instability could have an impact on the lenders’ or lessors’ willingness to renegotiate these covenants on reasonable terms.

We rely on the secondary used helicopter market to dispose of our older helicopters and parts due to our on-going fleet modernization efforts.*

We are dependent upon the secondary used helicopters and parts market to dispose of older models of helicopters as part of our ongoing fleet modernization efforts and any spare helicopter capacity associated with the termination or non-renewal of existing contracts. If we are unable to dispose of our older helicopters and parts due to a lack of demand in the secondary market, our helicopters and parts carrying costs may increase above requirements for our current operations, or we may accept lower selling prices, resulting in losses on disposition. A failure to dispose of helicopters and parts in the secondary market could impair our ability to operate our fleet efficiently and service existing contracts or win new mandates and could have a material adverse effect on our financial condition and results of operations.

Our operations are subject to extensive regulations which could increase our costs and adversely affect us.*

The helicopter industry is regulated by various laws and regulations in the jurisdictions in which we operate. The scope of such regulation includes infrastructure and operational issues relating to helicopters, maintenance, spare parts and route flying rights as well as safety and security requirements. We cannot fully anticipate all changes that might be made to the laws and regulations to which we are subject nor the possible impact of such changes. These changes could subject us to additional costs and restrictions.

We are subject to governmental regulation that limits foreign ownership of aircraft companies. Based on regulations in various jurisdictions in which we operate, our authorizations, licenses and certificates may be suspended or revoked and we may lose our ability to operate within these regions if certain levels of local ownership are not maintained.

Our ability to conduct our business is dependent on our ability to maintain authorizations, licenses and certificates, which in many jurisdictions require us to subcontract with third-parties to obtain required helicopter operating leases. We are routinely audited to ensure compliance with all flight operation and helicopter maintenance requirements. There can be no assurance that we will pass all such audits. Our failure to pass such audits or any breach of regulations applicable to us could result in fines, adverse publicity or grounding of our helicopters, all of which could have a material adverse effect on our business, financial condition and results of operations, especially if a regulatory breach were to lead to a helicopter crash or accident. Changes in laws or regulations could have a material adverse impact on our cost of operations or revenues from operations.

If we are unable to maintain required government-issued licenses for our operations or if our ownership in our foreign partners exceeds permitted levels, we will be unable to conduct helicopter operations in the applicable jurisdiction, as outlined below.

Europe

Approximately 25% of our revenue for the fiscal year ended April 30, 2013 originated from helicopter flying services provided by subsidiaries of EEA Helicopter Operations B.V., or the EHOB, a Dutch Company 49.9% owned by us. These subsidiaries operate in the United Kingdom, Denmark, the Netherlands and Ireland (member states of the European Union, or the EU, and Norway (member state of the EEA). To operate helicopters in the EU and EEA, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable European law, an operator must be “effectively controlled” and “majority owned” by nationals of member states of the EU or the EEA to maintain its license. We believe that the majority shareholder in EHOB is an EU national and therefore these subsidiaries are currently “majority owned” and “effectively controlled” within the meaning of European Union and European Economic Area licensing requirements. Any change in the national status of the majority shareholder in EHOB could affect the licenses of these subsidiaries.

69.

Canada

Our helicopter operations in Canada are conducted through CHC Helicopters Canada Inc., a company in which we hold a minority interest. Our flying operations are regulated by Transport Canada and are conducted under that company’s air operator’s certificate, or AOC. Our ability to conduct our helicopter operating business in Canada is dependent on our ability to maintain our relationship with CHC Helicopters Canada Inc. Our helicopter operations in certain other countries are conducted pursuant to an AOC issued by the Minister of Transport (Canada) under the provisions of the Aeronautics Act (Canada) for approximately 20 helicopters which our wholly owned subsidiary holds pursuant to an exemption until 2015. If we are unable to extend the ministerial exemption pursuant to which this certificate is issued, we will need to obtain licenses and certificates issued by the countries in which we conduct such operations or reach an agreement with CHC Helicopters Canada Inc. and/or customers in such countries to transfer the operations there to CHC Helicopters Canada Inc. We cannot give any assurance that we will be able to either extend the ministerial exemption, obtain local licenses and certificates or transfer such operations to CHC Helicopters Canada Inc., either at all or on acceptable terms. We also have an AOC issued by the Minister of Transport (Canada) under the provisions of the Aeronautics Act (Canada), which one of our wholly-owned subsidiaries, holds pursuant to an exemption through 2015. We utilize this AOC for the operation of approximately 20 helicopters in certain other countries.

Australia

Civil aviation in Australia is governed by the Civil Aviation Act 1988 (Cwlth) of Australia, and regulations made thereunder. To operate a helicopter in Australia, it must be registered with the Australian Civil Aviation Safety Authority and a Certificate of Airworthiness must be obtained, be valid and be in effect. The operation of a helicopter for a commercial purpose into, out of, or within Australian territory can only be undertaken as authorized by an Air Operators’ Certificate. Our ability to offer our helicopter transportation services in Australia is dependent on maintaining this certificate.

Brazil

Approximately 16% of our revenue for the fiscal year ended April 30, 2013 originated from helicopter flying services provided by a subsidiary of Brazilian Helicopter Holdings S.A., or BHH, a Brazilian Company 60% owned by us. This subsidiary operates in Brazil. To operate helicopters in Brazil, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable Brazilian law, in order to maintain its license, an operator must be “controlled” by nationals of Brazil and its officers must be Brazilian as well. By “control”, Brazilian aviation legislation refers to holding of at least 80% of operator’s voting shares. We believe that the majority holder of voting shares in BHH is a Brazilian national and therefore this subsidiary is currently “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in BHH and/or in the nationality of the officers of this subsidiary could affect the licenses of the latter.

Our helicopter operations in Brazil are conducted through BHS – Brazilian Helicopter Services Táxi Aéreo S.A., the above-mentioned subsidiary of BHH. Our flying operations are regulated by the National Agency for Civil Aviation and are conducted under that company’s AOC. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain such AOC. If we are unable to keep such AOC, we will be prevented from performing flying operations in Brazil.

Other Countries

Our operations in other foreign jurisdictions are regulated to various degrees by the governments of such jurisdictions and must be conducted in compliance with those regulations and, where applicable, in accordance with our air service licenses and AOC. These regulations may require us to obtain a license to operate in that country, may favor local companies or require operating permits that can only be obtained by locally registered companies and may impose other nationality requirements. In such cases, we partner with local persons, but there is no assurance regarding which foreign governmental regulations may be applicable in the future to our helicopter operations and whether we would be able to comply with them.

The revocation of any of the licenses discussed above or the termination of any of the relationships with local parties discussed above could have a material adverse effect on our business, financial condition and results of operations.

70.

Our MRO business, Heli-One, could suffer if licenses issued by the OEMs and/or governmental authorities are not renewed or we cannot obtain additional licenses.

Our MRO business, Heli-One, receives a significant portion of its third-party revenue from activities that require licenses from the OEMs and governmental authorities. The Heli-One business may require additional licenses to grow. We cannot provide any assurance that we will be able to obtain such licenses from the OEMs and/or governmental authorities on acceptable terms or at all. Furthermore, our MRO business could decline if existing licenses are revoked or cannot be renewed upon the expiration of existing terms.

We derive significant revenue from non-wholly owned entities, which, if we develop problems with the other owners of such non-wholly owned entities, could adversely affect our financial condition and results of operations.*

Aviation regulatory requirements often require us to operate through non-wholly owned entities with local shareholders. We depend to some extent upon good relations with our local shareholders to ensure profitable operations. These shareholders may have interests that are not always aligned with ours. In the event shareholder disputes arise, these could negatively impact our revenues and profit sharing from these entities, and could adversely affect our financial condition and results of operations.

Our operations may suffer due to political and economic uncertainty.

Risks associated with some of our operations include political, social and economic instability, war, terrorism and civil disturbances or other events that may limit or disrupt markets, expropriation without fair compensation, requirements to award contracts, concessions or licenses to nationals, international exchange restrictions and currency fluctuations, changing political conditions and monetary policies of foreign governments. Any of these events could materially adversely affect our ability to provide services to our customers. Certain of our helicopter leases and loan agreements impose limitations on our ability, including requiring the prior approval of the lessor or the lender, to locate particular helicopters in certain countries. We cannot provide assurance that these limitations will not affect our ability to allocate resources in the future to meet our operational needs.

Our business in countries with a history of corruption and transactions with foreign governments increases the compliance risks associated with our international activities.

Our international operations could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice, or the DOJ, and other federal agencies and authorities have a broad range of civil and criminal penalties at their disposal to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act, or the FCPA, and other federal statutes. Under trading sanctions laws, the government may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and could subject us to fines, penalties and other sanctions. If any of the risks described above were to materialize, they could adversely impact our financial condition and results of operations.

These laws also prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with government entities and have contracts in countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or associates that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. Our existing safeguards and procedures might prove to be less than fully effective, and our employees, consultants, sales agents or associates might engage in conduct for which we could be held responsible. Violations of the FCPA could result in severe criminal or civil sanctions, and we could be subject to other liabilities that could negatively affect our business, financial condition and results of operations.

In addition, from time to time, we and our subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or the OFAC, that our subsidiary, formerly operating as Schreiner Airways might have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to U.S. jurisdiction. At July 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

71.

We are subject to extensive environmental, health and safety laws, rules, regulations and ordinances that could have an adverse impact on our business.

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

Our operations, including helicopter maintenance and helicopter fueling, involve the use, handling, storage and disposal of materials that may be classified as hazardous to human health and safety and to the environment. Laws protecting the environment have become more stringent in recent years and may, in certain circumstances, impose liability for the investigation and cleanup of releases of regulated materials and related environmental damage without regard to negligence or fault. These laws also might expose us to liability for the conduct of, or conditions caused by, others such as historic spills of regulated materials at our facilities, for acts that were in compliance with all applicable laws at the time such acts were performed, and for contamination at third-party sites where substances were sent for off-site treatment or disposal. Additionally, any failure by us to comply with applicable environmental, health and safety or planning laws and regulations could result in governmental authorities or other third parties taking action against our business that could adversely impact our operations and financial condition, including the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	imposition of limitations on our operations; and

•	performance of site investigatory, remedial or other corrective actions.

In addition, changes in laws or regulations protecting the environment may result in changes in the regulation of the offshore oil and gas industry, which in turn could adversely affect us. We cannot predict the likelihood of change to any of these laws or in their enforcement or the impact that any such change, or any discovery of previously unknown conditions, could have on our costs and financial position.

We are subject to many different forms of taxation in various jurisdictions throughout the world, which could lead to disagreements with tax authorities regarding the application of tax laws.

We are subject to many different forms of taxation including, but not limited to, income tax, withholding tax, commodity tax and payroll-related taxes. Tax law and administration is extremely complex and often requires us to make subjective determinations. The tax authorities in the various jurisdictions where we conduct business might not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial funds to the government authorities of foreign and local jurisdictions where we carry on business or provide goods or services, which could have a material adverse effect on our results of operations.

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

Our consolidated financial statements are presented in U.S. dollars. However, a significant portion of our revenue and operating expenses are denominated in currencies consisting primarily of Pound Sterling, Norwegian Kroner, Canadian Dollars, Australian Dollars and the Euro. The functional currencies of many of our subsidiaries are non-U.S. currencies. There can be no assurances that our foreign currency risk management strategies will be effective and that foreign currency fluctuations will not adversely affect our results of operations and financial condition.

72.

Our failure to hedge exposure to fluctuations in foreign currency exchange rates effectively could unfavorably affect our financial performance.*

We currently utilize derivative instruments to hedge our exposure to fluctuations in certain foreign currency exchange rates. These instruments may involve elements of market risk in excess of the amounts recognized in our consolidated financial statements. Further, our financial results from operations of our subsidiaries which incur revenue and operating expenses in currencies other than U.S. dollars may be negatively affected if we fail to execute or if we improperly hedge our exposure to currency fluctuations.

We are exposed to credit risks.

We are exposed to credit risk on our financial investments which depends on the ability of our counterparties to fulfill their obligations to us. We manage credit risk by entering into arrangements with established counterparties and through the establishment of credit policies and limits, which are applied in the selection of counterparties.

Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations and is limited to those contracts on which we would incur a loss in replacing the instrument. We limit our credit risk by dealing only with counterparties that possess investment grade credit ratings and monitor our concentration risk with counterparties on an ongoing basis. The carrying amount of financial assets represents the maximum credit exposure for financial assets.

Credit risk arises on our trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to us or when the value of security provided declines. To mitigate trade credit risk, we have developed credit policies that include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. There can be no assurance that our risk mitigation strategies will be effective and that credit risk will not adversely affect our financial condition and results of operations.

Our customers may seek to shift risk to us.*

We give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers’ changing views on risk allocation could cause us to accept greater risk to win new business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, our insurance premiums could rise.

Our operations are largely dependent upon the level of activity in the oil and gas industry.

To varying degrees, activity levels in the oil and gas industry are affected by long-term trends in oil and gas prices. Historically, the prices for oil and gas have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	actions of the Organization of Petroleum Exporting Countries and other oil producing countries to control prices or change production levels;

•	general economic and political conditions, both worldwide and in the regions in which we operate;

•	governmental regulation and policy;

•	the price and availability of alternative fuels;

•	weather conditions;

•	advances in exploration, development and production technology; and

•	the effects of hostilities or instability in oil-producing countries or the regions in which they are located.

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

73.

Our customers are primarily in the oil and gas industry and, as a result, changes in economic and industry conditions could expose us to additional credit risk.

The majority of our customers are engaged in oil and gas production, exploration and development. For the fiscal year ended April 30, 2013, revenue generated by helicopter transportation services from oil and gas customers represented approximately 81% of our total revenues. This concentration could impact the overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the majority of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a sudden or protracted downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus, impact our financial condition and results of operations.

We are highly dependent upon the level of activity in the North Sea, which is a mature exploration and production region.

For the fiscal year ended April 30, 2013, approximately 44% of our gross revenue was derived from helicopter services provided to customers operating in the North Sea. The North Sea is a mature exploration and production region that has undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these drilled oil and gas properties is declining. In the future, production could decline to the point that such properties are no longer economical to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies might not identify sufficient additional drilling sites to replace those that become depleted or cease to be economically viable. If activity in oil and gas exploration, development and production in the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in this or any other geographic area.

If oil and gas companies undertake cost reduction methods, there may be an adverse effect on our business.

Oil and gas companies engaged in the production, exploration and development sector continually seek to implement measures aimed at reducing costs, including the cost of helicopter support operations. For example, oil and gas companies in some circumstances have reduced manning levels on both old and new platforms, rigs and other installations by using new technology to permit unmanned operations, which could increase the length of offshore shifts and reduce the frequency of transportation of employees. The implementation of such measures could reduce the demand for helicopter transportation services and have a material adverse effect on our business, financial condition and results of operations.

Reductions in spending on helicopter services by government agencies could lead to modifications of SAR and EMS contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations.

We receive significant revenue from government agencies in Ireland, the United Kingdom and Australia. Any reductions in the budgets of government agencies for spending on helicopter services, implementations of cost savings measures by government agencies, imposed modifications of contract terms or delays in collecting receivables owed to us by our government agency customers could have an adverse effect on our business, financial condition and results of operations.

In addition, there are inherent risks in contracting with government agencies. Applicable laws and regulations in the countries in which we operate may enable our government agency customers to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change and/or (iii) terminate contracts or adjust their terms.

Failure to develop or implement new technologies and disruption to our systems could affect our results of operations.

Many of the helicopters we operate are characterized by changing technology, introductions and enhancements of models of helicopters and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop market and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer. Any disruption to computers, communication systems or other technical equipment used by us and our fleet could significantly impair our ability to operate our business efficiently and could have a material adverse effect on our financial condition and results of operations.

74.

We rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively affected.*

We rely on information technology networks and systems to process, transmit and store electronic and financial information; to coordinate our business across our global operation bases; and to communicate within our company and with customers, suppliers, partners and other third-parties. These information technology systems, including the system at our global operations center near Dallas, Texas, may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our operations could be disrupted and our business could be negatively affected. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber attacks in the future.

Assimilating any future material acquisitions into our company may strain our resources and have an adverse effect on our business.

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

Certain of our employees in the United Kingdom, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 70% of our employees as of July 31, 2013) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.

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

If the assets in our defined benefit pension plans are not sufficient to meet the plans’ obligations, we could be required to make substantial cash contributions and our liquidity could be adversely affected.

We sponsor funded and unfunded defined benefit pension plans for our employees principally in Canada, the United Kingdom, the Netherlands and Norway. As of April 30, 2013, there was an $87.7 million funding deficit related to our various defined benefit pension plans which require ongoing funding by us.

75.

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

Adverse results of legal proceedings could materially and adversely affect our financial position and results of operations.*

We are subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could materially adversely affect a portion of our business operations or materially and adversely affect our financial position and results of operations should we fail to prevail in certain matters.

76.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Entry into a Helicopter Purchase Agreement

On September 9, 2013, we entered into a S-92 new helicopter sales agreement with Sikorsky International Operations, Inc., pursuant to which CHC Helicopters Barbados Limited, one of our affiliates, will buy nine (9) Sikorsky Model S-92 Helicopters customized with additional equipment as specified in the purchase agreement. The purchase agreement provides CHC Barbados with the option to purchase up to fifteen (15) additional custom helicopters within certain exercise periods and allows for the trade-in of up to thirteen (13) of CHC Barbados’s used helicopters of certain models, which trade-in value is to be credited against payments due Sikorsky International under the purchase agreement. In conjunction with the sale of custom helicopters, Sikorsky International will provide specified spare parts and technical support as well as technical publications and training services to CHC Barbados.

The description of the purchase agreement contained herein is qualified in its entirety by reference to the purchase agreement, which we intend to file with the Securities and Exchange Commission in our quarterly report on Form 10-Q for the fiscal period ending October 31, 2013. We expect that commercially sensitive information in the purchase agreement, including the price per helicopter and other confidential commercial and financial information, will be redacted from the copy of the purchase agreement to be filed, and will be the subject of a confidential treatment request which we intend to submit to the SEC.

77.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description

3.1#	CHC Helicopter S.A., Articles of Association, dated January 4, 2012.

3.2#	6922767 Holding S.à r.l, Articles of Association, dated September 9, 2010.

4.1#	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.2#	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.1)

4.3#	Registration Rights Agreement, dated as of October 4, 2010, by and among CHC Helicopter S.A., the Guarantors named therein, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., RBC Capital Markets Corporation and UBS Securities LLC.

4.4#	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.

4.5(1)	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.6(2)	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.

4.7(3)	Registration Rights Agreement, dated as of October 5, 2012, by and among CHC Helicopter S.A. and the Initial Purchasers as identified therein.

4.8(4)	Indenture, dated as of May 13, 2013, among CHC Helicopter S.A., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, governing the 9.375% Senior Notes due 2021.

4.9(4)	Form of 9.375% Senior Secured Notes due 2012 (included in Exhibit 4.8)

4.10(4)	Registration Rights Agreement, dated May 13, 2013, among CHC Helicopter S.A. and the Initial Purchasers as identified therein and the Guarantors listed therein.

78.

Exhibit Number	Description

31.1+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS§+	XBRL Instance Document

101.SCH§+	XBRL Taxonomy Extension Schema Document

101.CAL§+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§+	XBRL Taxonomy Extension Definition Presentation Linkbase Document

101.LAB§+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
#	Filed on January 18, 2012 as an exhibit to our Registration Statement on Form S-4 and incorporated herein by reference.
§	In accordance with Rule 406T of Regulation S-T, the information in these exhibits, when filed, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Filed on March 28, 2012 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(2)	Filed on May 9, 2012 as an exhibit to Amendment No. 3 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(3)	Filed on October 9, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Filed on May 14, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

79.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHC Helicopter S.A.

By:	/s/ Joan Schweikart Hooper
Joan Schweikart Hooper Senior Vice President and Chief Financial Officer of Heli-One Canada, Inc.* and A Director

Date: September 13, 2013

*	CHC Helicopter S.A. has entered into an agreement with its wholly owned subsidiary, Heli-One Canada Inc., to provide certain management services subject to the authority limits as determined by CHC Helicopter S.A.’s board of directors and set out in such agreement

80.