Form 10-Q
period 2013-10-31
CHC Helicopter S.A.
filed 2013-12-13
CIK 1539429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2013

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

As of October 31, 2013, our ultimate parent, 6922767 Holding (Cayman) Inc., had 1,870,561,417 Class A Shares, 7,859,869 Class B Shares, 313,000 Special Shares and one Class C Share of stock outstanding.

CHC HELICOPTER S.A.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED

October 31, 2013

PART I—FINANCIAL INFORMATION

TRADEMARKS

CHC Helicopter and the CHC Helicopter logo are trademarks of CHC Capital (Barbados) Ltd, a wholly owned subsidiary of CHC Helicopter S.A. All other trademarks and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. All rights reserved. The absence of a trademark or service mark or logo from this Quarterly Report on Form 10-Q does not constitute a waiver of trademark or other intellectual property rights of CHC Helicopter S.A, its subsidiaries, affiliates, licensors or any other persons.

GLOSSARY

Deepwater	Water depths of approximately 4,500 feet to 7,499 feet.

Embedded equity	Embedded equity, an intangible asset, represents the amount by which the estimated market value of a leased helicopter exceeded the leased helicopter purchase option price at September 16, 2008, the acquisition date of the predecessor of our direct parent company by First Reserve. Embedded equity is assessed on an ongoing basis for impairment. Impairment, if any, is recognized in the consolidated statements of operations.

EMS	Emergency medical services.

Heavy helicopter	A category of twin-engine helicopters that requires two pilots, can accommodate 16 to 26 passengers and can operate under instrument flight rules, which allow daytime and nighttime flying in a variety of weather conditions. The greater passenger capacity, larger cabin, longer flight range, and ability to operate in adverse weather conditions make heavy helicopters more suitable than single engine helicopters for offshore support. Heavy helicopters are generally utilized to support the oil and gas sector, construction and forestry industries and SAR and EMS customer requirements.

HE count	Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters that are expected to be retired from the fleet.

HE Rate	The Heavy Equivalent Rate, or the HE Rate, is the third-party operating revenue from the Helicopter Services segment (excluding reimbursable revenue) divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet.

Long- term contracts	Contracts of three years or longer in duration.

Medium helicopter	A category of twin-engine helicopters that generally requires two pilots, can accommodate eight to 15 passengers and can operate under instrument flight rules, which allow daytime and nighttime flying in a variety of weather conditions. The greater passenger capacity, longer flight range, and ability to operate in adverse weather conditions make medium helicopters more suitable than single engine helicopters for offshore support. Medium helicopters are generally utilized to support the oil and gas sector, construction and forestry industries and SAR and EMS customer bases in certain jurisdictions. Medium helicopters can also be used to support the utility and mining sectors, as well as certain parts of the construction and forestry industries, where transporting a smaller number of passengers or carrying light loads over shorter distances is required.

MRO	Maintenance, repair and overhaul.

New technology	When used herein to classify our helicopters, a category of higher-value, recently produced, more sophisticated and more comfortable helicopters, including Eurocopter’s EC225, EC135, EC145 and EC155; Agusta’s AW139; and Sikorsky S76C+, S76C++ and S92A.

OEM	Original equipment manufacturer.

PBH	Power-by-the-hour. A program where a helicopter operator pays a fee per flight hour to an MRO provider as compensation for repair and overhaul components required in order for the helicopter to maintain an airworthy condition.

Rotables	Helicopter parts that can be repaired and reused such that they typically have an expected life approximately equal to the helicopters they support.

SAR	Search and rescue.

Ultra-deepwater	Water depths of approximately 7,500 feet or more.

6922767 HOLDING S.à.r.l.

Consolidated Balance Sheets

(Expressed in thousands of United States dollars except share information)

(Unaudited)

	April 30, 2013	October 31, 2013
Assets

Current assets:
Cash and cash equivalents	$123,714	$84,102
Receivables, net of allowance for doubtful accounts of $4.3 million and $3.8 million, respectively	317,249	293,564
Income taxes receivable	25,871	24,787
Deferred income tax assets	49	54
Inventories (note 5)	105,794	119,906
Prepaid expenses	22,219	30,212
Other assets (note 6)	56,083	58,536

	650,979	611,161
Property and equipment, net (note 3)	1,075,254	1,010,106
Investments	26,896	29,451
Intangible assets (note 7)	197,810	186,588
Goodwill	430,462	429,865
Restricted cash	29,639	33,188
Other assets (note 6)	438,777	543,758
Deferred income tax assets	10,752	9,562
Assets held for sale (note 4)	32,047	38,519

	$2,892,616	$2,892,198

Liabilities and Shareholder’s Equity

Current liabilities:
Payables and accruals	$419,179	$345,429
Deferred revenue	27,652	34,721
Income taxes payable	47,987	42,115
Deferred income tax liabilities	618	916
Current facility secured by accounts receivable (note 2)	53,512	43,400
Other liabilities (note 8)	22,791	21,155
Current portion of long-term debt obligations (note 9)	2,138	18,609

	573,877	506,345
Long-term debt obligations (note 9)	1,475,087	1,646,670
Deferred revenue	55,990	72,659
Other liabilities (note 8)	246,455	253,344
Deferred income tax liabilities	10,627	10,183

Total liabilities	2,362,036	2,489,201

Redeemable non-controlling interest (note 2)	(8,262)	(7,177)

Capital stock: Par value 1 Euro;
Authorized and issued: 1,228,377,771 and 1,228,377,772	1,607,101	1,607,101
Contributed surplus	80,686	140,915
Deficit	(1,059,110)	(1,230,878)
Accumulated other comprehensive loss	(89,835)	(106,964)

	538,842	410,174

	$2,892,616	$2,892,198

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Operations

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Six months ended
	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Revenue	$446,786	$443,372	$862,855	$858,303

Operating expenses:
Direct costs	(351,397)	(371,794)	(697,484)	(714,900)
Earnings from equity accounted investees	825	1,527	1,837	3,918
General and administration costs	(18,914)	(19,092)	(37,439)	(37,153)
Depreciation	(27,635)	(38,694)	(55,945)	(70,751)
Restructuring costs	(1,797)	—	(3,727)	—
Asset impairments (notes 3, 4, 6 and 7)	(9,846)	(14,575)	(16,347)	(21,899)
Loss on disposal of assets	(3,026)	(3,299)	(4,617)	(4,421)

	(411,790)	(445,927)	(813,722)	(845,206)

Operating income (loss)	34,996	(2,555)	49,133	13,097

Interest on long-term debt	(30,075)	(39,143)	(59,958)	(77,720)
Foreign exchange gain (loss)	10,562	190	3,161	(12,958)
Other financing income (charges) (note 10)	(3,449)	(1,707)	(11,603)	4,117

Income (loss) from continuing operations before income tax	12,034	(43,215)	(19,267)	(73,464)

Income tax expense (note 12)	(5,022)	(5,491)	(6,303)	(10,799)

Income (loss) from continuing operations	7,012	(48,706)	(25,570)	(84,263)

Earnings from discontinued operations, net of tax	467	—	812	—

Net earnings (loss)	$7,479	$(48,706)	$(24,758)	$(84,263)

Net earnings (loss) attributable to:
Controlling interest	$6,999	$(48,415)	$(26,106)	$(86,620)
Non-controlling interest	480	(291)	1,348	2,357

Net earnings (loss)	$7,479	$(48,706)	$(24,758)	$(84,263)

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Comprehensive Loss

(Expressed in thousands of United States dollars)

(Unaudited)

	Three months ended		Six months ended
	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Net earnings (loss)	$7,479	$(48,706)	$(24,758)	$(84,263)

Other comprehensive income (loss):
Net foreign currency translation adjustments	24,747	8,237	(3,817)	(19,800)
Net change in defined benefit pension plan, net of income tax	(1,913)	355	(4,553)	698
Net change in cash flow hedges	—	—	(169)	—

Comprehensive income (loss)	$30,313	$(40,114)	$(33,297)	$(103,365)

Comprehensive income (loss) attributable to:
Controlling interest	$30,123	$(38,442)	$(36,111)	$(103,749)
Non-controlling interest	190	(1,672)	2,814	384

Comprehensive income (loss)	$30,313	$(40,114)	$(33,297)	$(103,365)

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Cash Flows

(Expressed in thousands of United States dollars)

(Unaudited)

	Six months ended
	October 31, 2012	October 31, 2013

Cash provided by (used in):
Operating activities:
Net loss	$(24,758)	$(84,263)
Earnings from discontinued operations, net of tax	812	—

Loss from continuing operations	(25,570)	(84,263)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation	55,945	70,751
Loss on disposal of assets	4,617	4,421
Asset impairments	16,347	21,899
Earnings from equity accounted investees	(1,837)	(3,918)
Deferred income taxes	(6,252)	978
Non-cash stock-based compensation expense	223	229
Amortization of unfavorable contract credits	(2,826)	—
Amortization of lease related fixed interest rate obligations	(1,443)	(965)
Amortization of long-term debt and lease deferred financing costs	4,719	5,241
Non-cash accrued interest income on funded residual value guarantees	(3,580)	(3,363)
Mark to market loss (gain) on derivative instruments	2,964	(10,340)
Non-cash defined benefit pension expense (note 13)	3,431	216
Defined benefit contributions and benefits paid	(20,867)	(26,334)
Increase to deferred lease financing costs	(1,489)	(2,893)
Unrealized loss (gain) on foreign currency exchange translation	(582)	9,295
Other	7,922	3,055
Decrease in cash resulting from changes in operating assets and liabilities (note 15)	(55,480)	(7,823)

Cash used in operating activities	(23,758)	(23,814)

Financing activities:
Sold interest in accounts receivable, net of collections	8,917	(10,349)
Proceeds from issuance of capital stock	—	60,000
Proceeds from issuance of senior secured notes	202,000	—
Proceeds from issuance of senior unsecured notes	—	300,000
Long-term debt proceeds (note 17 (e))	390,229	450,000
Long-term debt repayments (note 17 (e))	(471,824)	(561,378)
Increase in revolver and notes deferred financing costs	(3,793)	(5,987)
Dividend distribution to parent	—	(85,148)

Cash provided by financing activities	125,529	147,138

Investing activities:
Property and equipment additions	(142,267)	(227,562)
Proceeds from disposal of property and equipment	93,413	169,209
Aircraft deposits net of lease inception refunds	(40,926)	(92,676)
Restricted cash	5,384	(1,592)
Distribution from equity investments	—	1,677

Cash used in investing activities	(84,396)	(150,944)

Cash provided by (used in) continuing operations	17,375	(27,620)

Cash flows provided by (used in) discontinued operations:
Cash flows provided by operating activities	812	—
Cash flows used in financing activities	(812)	—

Cash provided by (used in) discontinued operations	—	—

Effect of exchange rate changes on cash and cash equivalents	(4,144)	(11,992)

Change in cash and cash equivalents during the period	13,231	(39,612)
Cash and cash equivalents, beginning of period	55,547	123,714

Cash and cash equivalents, end of period	$68,778	$84,102

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Consolidated Statements of Shareholder’s Equity

(Expressed in thousands of United States dollars)

(Unaudited)

Six months ended October 31, 2012	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive loss	Total shareholder’s equity	Redeemable non- controlling interests

April 30, 2012	$1,607,101	$55,318	$(940,031)	$(61,596)	$660,792	$1,675

Net change in cash flow hedges	—	—	—	(169)	(169)	—
Foreign currency translation	—	—	—	(5,844)	(5,844)	2,027
Stock compensation expense	—	223	—	—	223	—
Defined benefit plan, net of income tax	—	—	—	(3,992)	(3,992)	(561)
Net earnings (loss)	—	—	(26,106)	—	(26,106)	1,348

October 31, 2012	$1,607,101	$55,541	$(966,137)	$(71,601)	$624,904	$4,489

Six months ended October 31, 2013	Capital stock	Contributed surplus	Deficit	Accumulated other comprehensive loss	Total shareholder’s equity	Redeemable non- controlling interests

April 30, 2013	$1,607,101	$80,686	$(1,059,110)	$(89,835)	$538,842	$(8,262)

Issuance of capital stock (note 11)	—	60,000	—	—	60,000	—
Dividend paid to Parent (note 17(d) and (f))	—	—	(85,148)	—	(85,148)	—
Capital contribution by shareholder (note 2)	—	—	—	—	—	701
Foreign currency translation	—	—	—	(17,351)	(17,351)	(2,449)
Stock compensation expense	—	229	—	—	229	—
Defined benefit plan, net of income tax	—	—	—	222	222	476
Net earnings (loss)	—	—	(86,620)	—	(86,620)	2,357

October 31, 2013	$1,607,101	$140,915	$(1,230,878)	$(106,964)	$410,174	$(7,177)

See accompanying notes to interim consolidated financial statements.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

1.	Significant accounting policies:

(a)	Basis of presentation:

The unaudited interim consolidated financial statements (“interim financial statements”) include the accounts of 6922767 Holding S.à.r.l., a Luxembourg private limited liability company (société à responsabilité limitée) which is the direct parent of CHC Helicopter S.A., the registrant, and its subsidiaries (the “Company”, “we”, “us” or “our”) after elimination of all significant intercompany accounts and transactions. The ultimate indirect parent of the Company is 6922767 Holding (Cayman) Inc. The interim financial statements are presented in United States dollars and have been prepared in accordance with the United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and disclosures for complete financial statements.

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

(b)	Foreign currency:

The currencies which most influence our foreign currency translations and the relevant exchange rates were:

	Six months ended
	October 31, 2012	October 31, 2013

Average rates:
£/US $	1.582551	1.557071
CAD/US $	0.998203	0.967305
NOK/US $	0.169695	0.168505
AUD/US $	1.023458	0.939447
€/US $	1.264125	1.326369

Period end rates:
£/US $	1.611044	1.606578
CAD/US $	1.000400	0.958865
NOK/US $	0.175170	0.168089
AUD/US $	1.036815	0.947071
€/US $	1.295818	1.359382

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

1.	Significant accounting policies (continued):

(c)	Comparative figures:

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

During the year ended April 30, 2013, the Company’s chief operating decision maker (“the CODM”) decided to tightly integrate aircraft planning with our Helicopter Services’ commercial operations. As a result, the fleet division previously included in the Corporate Segment was combined with Helicopter Services in the financial information provided to the CODM. Heli-One revenues were also restated to exclude the elimination of inter-company profits on the internal base maintenance work performed for our internal fleet of aircraft. The segmented information for the three and six months ended October 31, 2012 has been restated in the financial information provided to the CODM to reflect the reclassification of the financial information for both of these changes.

(d)	Recent accounting pronouncements adopted in the period:

Reporting of amounts reclassified out of accumulated other comprehensive loss:

On May 1, 2013 we adopted the amendment to the disclosure requirements for amounts reclassified out of accumulated other comprehensive loss. Entities are required to separately provide information about the effects on net earnings (loss) of significant amounts reclassified out of each component of accumulated other comprehensive loss if those amounts all are required under other accounting pronouncements to be reclassified to net earnings (loss) in their entirety in the same reporting period. Entities are required to provide this information together, either on the face of the statement where net earnings (loss) is presented or as a separate disclosure in the notes to the financial statements. The amounts reclassified out of accumulated other comprehensive loss for defined benefit pension plans are included in the computation of net defined benefit pension plan expense (note 13). No other amounts are reclassified out of accumulated other comprehensive loss.

Annual indefinite-life intangible asset impairment testing:

On May 1, 2013 we adopted the amended accounting guidance on the annual indefinite-life intangible asset impairment testing to allow for the assessment of qualitative factors in determining if it is more likely than not that an asset might be impaired and whether it is necessary to perform the intangible asset impairment test required by the current accounting standards. This new guidance did not have a material impact on our consolidated financial statements.

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

As a result of consolidating EHOB, the Company has recorded a non-controlling interest relating to the 50.1% Class A shareholder’s interest in the net assets of EHOB. As at April 30, 2013, the redeemable non-controlling interest is a loss of $8.3 million and as at October 31, 2013, the redeemable non-controlling interest is a loss of $7.9 million. Because of the terms of the put and call arrangements with the European investor, the non-controlling interest is considered redeemable and is classified outside of equity.

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

We have entered into a shareholders’ agreement with the Canadian Investor, which requires unanimous shareholder consent for CHC Canada to enter into any material contracts.

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

We have no equity ownership in Atlantic Aviation as 100% of the share capital of Atlantic Aviation is held by the Nigerian Company.

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

As a result of consolidating Atlantic Aviation, the Company has recorded a non-controlling interest relating to the Nigerian Company shareholder’s interest in the net assets of Atlantic Aviation. As at October 31, 2013, the redeemable non-controlling interest is $0.7 million. Because of the terms of the put and call arrangements with the Nigerian Company, the non-controlling interest is considered redeemable and is classified outside of equity.

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

	April 30, 2013	October 31, 2013

Cash and cash equivalents	$46,366	$9,795
Receivables, net of allowance	102,659	118,440
Other current assets	37,174	50,739
Goodwill	72,042	72,517
Other long-term assets	114,657	133,738

Total assets	$372,898	$385,229

Payables and accruals	$338,802	$357,762
Other current liabilities	37,069	30,032
Accrued pension obligations	74,268	70,255
Other long-term liabilities	54,252	63,611

Total liabilities	$504,391	$521,660

	Three months ended		Six months ended
	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013
Revenue	$274,788	$272,092	$535,537	$528,270
Net earnings (loss)	1,700	(1,953)	6,018	(4,978)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

2.	Variable interest entities (continued):

(a)	VIEs of which the Company is the primary beneficiary (continued):

(ii)	Accounts receivable securitization:

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

The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in the consolidated financial statements:

	April 30, 2013	October 31, 2013

Restricted cash	$14,143	$5,846
Transferred receivables	77,473	72,576
Current facility secured by accounts receivable	53,512	43,400

(iii)	Trinity Helicopters Limited:

As at October 31, 2013 we leased two aircraft from Trinity Helicopters Limited (“Trinity”), an entity considered to be a VIE. Prior to December 2011, Trinity was funded by an unrelated lender who was considered to be the primary beneficiary. In conjunction with our lease covenant negotiations, we agreed to purchase the aircraft off lease from the lender. Instead of outright purchasing the aircraft we loaned the lease termination sum to Trinity which used these funds to repay the financing from the unrelated lender and continued to lease the aircraft to us. The security interest in the aircraft was assigned to us.

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

The following table summarizes the amounts recorded for TAS in the consolidated balance sheet:

	April 30, 2013		October 31, 2013
	Carrying amounts	Maximum exposure to loss	Carrying amounts	Maximum exposure to loss

Receivables, net of allowances	$2,662	$2,662	$2,565	$2,565
Equity method investment	18,119	18,119	19,347	19,347

(ii)	Leasing entities:

Related party lessors

As at October 31, 2012 and 2013 we had operating lease agreements for the lease of 29 aircraft and 31 aircraft, respectively, from individual related party entities considered to be VIEs. These transactions are carried out on an arm’s-length basis and are recorded at the exchange amounts. The total operating lease expense for these leases was $11.9 million and $12.6 million for the three months ended October 31, 2012 and 2013, respectively, and $22.8 million and $25.2 million for the six months ended October 31, 2012 and 2013, respectively, with $4.5 million and $4.0 million outstanding in payables and accruals at April 30, 2013 and October 31, 2013, respectively. Accounts receivable of $5.1 million and $6.7 million are due from related party lessors as at April 30, 2013 and October 31, 2013, respectively.

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

Other VIE lessors

As at October 31, 2012 we leased 10 aircraft from two different entities considered to be VIEs. As at October 31, 2013 we leased 32 aircraft from three different entities considered to be VIEs. All 10 and 32 leases were considered to be operating leases as at October 31, 2012 and 2013, respectively.

We have determined that the activity that most significantly impacts the economic performance of the lessor VIEs is the remarketing of the aircraft at the end of the lease term. As we do not have the power to make remarketing decisions, we have determined that we are not the primary beneficiary of the lessor VIEs.

3.	Property and equipment:

Due to aircraft coming off contract and with no plan to redeploy them within the business we recorded $2.5 million of impairment charges to write down the carrying value of three aircraft held for use to their fair values for the three and six months ended October 31, 2013. These amounts are included in asset impairments on the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of the fair value of the flying assets is based on aircraft values from third party appraisals using market data.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

4.	Assets held for sale:

We have classified certain assets such as aircraft and buildings as held for sale as these assets are ready for immediate sale and management expects these assets to be sold within one year.

	April 30, 2013		October 31, 2013
	# Aircraft		# Aircraft

Aircraft held for sale:
Book value, beginning of period	18	$79,293	14	$30,206
Classified as held for sale, net of impairment	11	7,454	14	27,005
Sales	(10)	(35,303)	(4)	(12,405)
Reclassified as held for use	(5)	(21,049)	(6)	(7,514)
Foreign exchange	—	(189)	—	(677)

Aircraft held for sale	14	30,206	18	36,615

Buildings held for sale	—	1,841	—	1,904

Total assets held for sale		$32,047		$38,519

The aircraft classified as held for sale are older technology aircraft that are being divested by us. The buildings classified as held for sale are the result of relocation of certain of our base operations. During the six months ended October 31, 2013, there were six aircraft that were reclassified to assets held for use as management determined that we would obtain a higher value from using these aircraft as parts within the business than selling them in the external market.

During the three months ended October 31, 2012 and 2013, we recorded impairment charges of $3.7 million and $11.4 million to write down the carrying value of eight aircraft and 12 aircraft held for sale to their fair value less costs to sell, respectively. During the six months ended October 31, 2012 and 2013, we recorded impairment charges of $9.3 million and $18.5 million to write down the carrying value of 15 aircraft and 19 aircraft held for sale to their fair value less costs to sell, respectively. These amounts are included in asset impairments on the consolidated statements of operations. The fair value of assets held for sale is considered a level 2 measurement in the fair value hierarchy as the measurement is based on third party appraisals using market data.

5.	Inventories:

	April 30, 2013	October 31, 2013

Work-in-progress for maintenance contracts under completed contract accounting	$3,661	$5,384
Consumables	111,862	122,628
Provision for obsolescence	(9,729)	(8,106)

	$105,794	$119,906

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

6.	Other assets:

	April 30, 2013	October 31, 2013

Current:
Aircraft operating lease funded residual value guarantees (a)	$20,184	$18,255
Deferred financing costs	8,771	9,641
Mobilization costs	6,474	8,240
Residual value guarantee	6,278	3,777
Foreign currency embedded derivatives and forward contracts (note 14)	5,764	8,595
Prepaid aircraft rentals	3,465	3,340
Other (note 2 (b) (ii))	5,147	6,688

	$56,083	$58,536

Non-current:
Aircraft operating lease funded residual value guarantees (a)	$196,497	$201,954
Aircraft deposits	67,347	134,882
Accrued pension asset	49,562	67,445
Deferred financing costs	48,971	52,655
Mobilization costs	22,645	22,683
Residual value guarantee	15,047	15,252
Security deposits	10,903	24,349
Pension guarantee assets	10,141	9,833
Prepaid aircraft rentals	9,940	8,192
Foreign currency embedded derivatives and forward contracts (note 14)	2,223	4,152
Other	5,501	2,361

	$438,777	$543,758

(a)	Aircraft operating lease funded residual value guarantees:

We believe that the aircraft will realize a value upon sale at the end of the lease terms sufficient to recover the carrying value of these guarantees, including accrued interest. In the event that aircraft values decline such that we do not believe funded residual value guarantees are recoverable, an impairment is recorded. During the three months ended October 31, 2012 we recognized a recovery of $0.1 million. During the six months ended October 31, 2012, we recognized impairment losses of $0.6 million. The impairment losses are included in asset impairments on the consolidated statements of operations.

7.	Intangible assets:

Due to a decline in aircraft values, we recorded impairment charges of $6.3 million and $0.7 million in the three months ended October 31, 2012 and 2013, respectively, and $5.8 million and $0.9 million in the six months ended October 31, 2012 and 2013 to write down a portion of our embedded equity to fair value. These amounts are included in asset impairments on the consolidated statements of operations. This measurement is considered a level 2 measurement in the fair value hierarchy as the measurement of embedded equity is based on aircraft values from third party appraisals using market data.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

8.	Other liabilities:

	April 30, 2013	October 31, 2013

Current:
Foreign currency embedded derivatives and forward contracts (note 14)	$12,732	$10,968
Deferred gains on sale-leasebacks of aircraft	4,632	6,325
Fixed interest rate obligations	1,783	829
Aircraft modifications	1,629	1,366
Residual value guarantees	944	875
Contract inducement	792	792
Lease aircraft return costs	279	—

	$22,791	$21,155

Non-current:
Accrued pension obligations	$137,259	$130,573
Deferred gains on sale-leasebacks of aircraft	34,616	55,223
Residual value guarantees	27,401	26,098
Foreign currency embedded derivatives and forward contracts (note 14)	15,771	10,678
Insurance claims accrual	11,192	13,387
Contract inducement	9,247	8,877
Fixed interest rate obligations	1,155	445
Deferred rent liabilities	1,045	1,348
Other	8,769	6,715

	$246,455	$253,344

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

9.	Long-term debt obligations:

	Principal Repayment terms	Facility maturity dates	April 30, 2013	October 31, 2013

Senior secured notes	At maturity	October 2020	$1,287,303	$1,287,901
Senior unsecured notes	At maturity	June 2021	—	300,000

Revolving credit facility:
US LIBOR plus a 4.5% margin	At maturity	October 2015	125,000	—
Alternate Base Rate plus a 3.5% margin	At maturity	October 2015	—	15,000

Other term loans:
Eurocopter Loan - 2.50%	At maturity	December 2015	2,238	2,340
EDC-B.A. CDOR rate (6 month) plus a 0.8% margin	Semi-annually	June 2014	1,616	1,040

Capital lease obligations	Quarterly	May 2014 - October 2017	25,663	25,140

Boundary Bay financing – 6.93%	Monthly	April 2035	35,405	33,858

Total long-term debt obligations			1,477,225	1,665,279

Less: current portion			(2,138)	(18,609)

Long-term debt obligations			$1,475,087	$1,646,670

On May 13, 2013, one of our subsidiaries issued $300.0 million of unsecured senior notes (the “unsecured notes”). The unsecured notes are issued under an indenture. The unsecured notes have an aggregate principal value of $300.0 million, were issued at par value, bear interest at a rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021.

The unsecured notes are guaranteed by us and most of our subsidiaries on a senior unsecured basis. The unsecured notes are effectively subordinated to the secured indebtedness including the revolving credit facility and the senior secured notes to the extent of the value of the collateral securing such secured indebtedness and are senior to all unsecured subordinated indebtedness of each guarantor.

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

Each holder of the unsecured notes has the right to require us to repurchase the unsecured notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest upon the occurrence of certain events constituting a change of control of the Company.

The unsecured notes contain certain covenants limiting the incurrence of additional indebtedness and liens based on the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to fixed charges and total indebtedness as defined in the indenture and other restrictions including limitations on disposition of assets, the payment of dividends or redemption of equity interests and transactions with affiliates. At October 31, 2013, we were in compliance with all long-term debt obligations covenants.

10.	Other financing income (charges):

	Three months ended		Six months ended
	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Amortization of deferred financing costs	$(1,849)	$(2,091)	$(3,486)	$(5,849)
Net gain (loss) on fair value of derivative financial instruments	608	(5,434)	(3,703)	8,793
Amortization of guaranteed residual values	(546)	514	(1,067)	(1,094)
Interest expense	(3,282)	(6,925)	(6,363)	(12,193)
Interest income	3,239	5,105	6,326	9,163
Fee settlement	—	10,000	—	10,000
Other	(1,619)	(2,876)	(3,310)	(4,703)

	$(3,449)	$(1,707)	$(11,603)	$4,117

11.	Capital stock:

On August 26, 2013, we issued one share of capital stock for cash consideration of $60.0 million, which was allocated one Euro to the Capital Stock of the Company and $60.0 million to contributed surplus.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

12.	Income taxes:

As we operate in several tax jurisdictions, our income is subject to various rates of taxation. The income tax expense differs from the amount that would have resulted from applying the Luxembourg statutory income tax rates to income (loss) from continuing operations before income taxes as follows:

	Three months ended		Six months ended
	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Income (loss) from continuing operations before income tax	$12,034	$(43,215)	$(19,267)	$(73,464)
Combined Luxembourg statutory income tax rate	29%	29%	29%	29%

Income tax recovery (expense) calculated at statutory rate	(3,490)	12,533	5,587	21,305
(Increase) decrease in income tax recovery (expense) resulting from:
Rate differences in various jurisdictions	9,019	6,296	11,219	12,135
Change in tax law	(178)	—	(757)	(605)
Non-deductible items	(7,281)	(20,195)	(15,751)	(31,756)
Other foreign taxes	(2,363)	(5,236)	(5,795)	(7,290)
Non-deductible portion of capital losses	(102)	(1,183)	81	(645)
Non-taxable income	7,511	9,297	14,777	19,497
Adjustments to prior years	(667)	—	(706)	643
Functional currency adjustments	(3,904)	(3,211)	4,130	3,817
Valuation allowance	(3,630)	(3,888)	(18,791)	(28,089)
Other	63	96	(297)	189

Income tax expense	$(5,022)	$(5,491)	$(6,303)	$(10,799)

As at October 31, 2013, there was $23.9 million in unrecognized tax benefits, of which $16.4 million would have an impact on the effective tax rate, if recognized.

During the six months ended October 31, 2013, no new uncertain tax positions were identified. As of April 30, 2013 and October 31, 2013, interest and penalties totaling $4.5 million and $5.4 million, respectively, were accrued.

13.	Employee pension plans:

The net defined benefit pension plan expense is as follows:

	Three months ended		Six months ended
	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Current service cost	$4,808	$5,006	$9,458	$10,012
Interest cost	7,847	8,013	15,577	15,934
Expected return on plan assets	(10,391)	(12,517)	(20,485)	(24,955)
Amortization of net actuarial and experience losses	258	444	511	876
Amortization of past service credits	(94)	(92)	(186)	(180)
Employee contributions	(733)	(736)	(1,444)	(1,471)

	$1,695	$118	$3,431	$216

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

14.	Derivative financial instruments and fair value measurements:

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

The outstanding foreign exchange forward contracts are as follows:

	Notional		Fair value asset (liability)	Maturity dates

October 31, 2013:
Purchase contracts to sell US dollars and buy Canadian dollars	CAD	251,956	$(5,102)	November 2013 to May 2016

Purchase contracts to sell US dollars and buy Euros		€69,268	8,143	December 2013 to July 2014

Purchase contracts to sell Pounds Sterling and buy Euros		€45,000	(487)	November 2013 to February 2016

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

A net gain of $0.6 million, a net loss of $3.7 million, a net loss of $5.4 million and a net gain of $8.8 million due to the non-hedging derivative forward exchange contracts and the change in the fair value of embedded derivatives was recognized in the statement of operations as part of other financing charges for the three and six months ended October 31, 2012 and 2013, respectively.

The following tables summarize the financial instruments measured at fair value on a recurring basis excluding cash and cash equivalents and restricted cash:

	October 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value

Financial assets:
Other assets, current:
Foreign currency forward contracts	$—	$8,222	$—	$8,222
Foreign currency embedded derivatives	—	373	—	373
Other assets, non-current:
Foreign currency forward contracts	—	127	—	127
Foreign currency embedded derivatives	—	4,025	—	4,025

	$—	$12,747	$—	$12,747

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

14.	Derivative financial instruments and fair value measurements (continued):

	October 31, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value

Financial liabilities:
Other liabilities, current:
Foreign currency forward contracts	$—	$(3,298)	$—	$(3,298)
Foreign currency embedded derivatives	—	(7,670)	—	(7,670)
Other liabilities, non-current:
Foreign currency forward contracts	—	(2,497)	—	(2,497)
Foreign currency embedded derivatives	—	(8,181)	—	(8,181)

	$—	$(21,646)	$—	$(21,646)

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

The carrying values of the other financial instruments, which are measured at other than fair value, approximate fair value due to the short terms to maturity, except for non-revolving debt obligations, the fair values of which are as follows:

	October 31, 2013
	Fair value	Carrying value
Senior secured notes	$1,407,250	$1,287,901
Senior unsecured notes	303,000	300,000

The fair value of the senior secured and unsecured notes are determined based on market information provided by third parties which is considered to be a level 2 measurement in the fair value hierarchy.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

15.	Supplemental cash flow information:

	Six months ended
	October 31, 2012	October 31, 2013

Cash interest paid	$58,354	$63,867
Cash taxes paid	14,086	15,895
Assets acquired through non-cash capital leases	13,905	9,101

Change in cash resulting from changes in operating assets and liabilities:

	Six months ended
	October 31, 2012	October 31, 2013

Receivables, net of allowance	$(36,666)	$21,222
Income taxes	(7,546)	(5,051)
Inventories	(7,503)	(5,340)
Prepaid expenses	1,089	(8,074)
Payables and accruals	(2,733)	(32,853)
Deferred revenue	348	21,659
Other assets and liabilities	(2,469)	614

	$(55,480)	$(7,823)

16.	Guarantees:

We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual aircraft values at the termination of the leases, which have terms expiring between fiscal 2014 and 2024. Our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $232.3 million and $249.4 million as at April 30, 2013 and October 31, 2013, respectively.

17.	Related party transactions:

(a)	Related party leasing transactions and balances:

During the three months ended October 31, 2013 we engaged in leasing transactions with VIEs related to our ultimate parent (note 2).

(b)	Balances with ultimate parent:

At April 30, 2013, $2.0 million in payables and accruals is due to and $0.1 million in receivables is due from our ultimate parent. At October 31, 2013, $2.0 million in payables and accruals is due to our ultimate parent.

(c)	Balances with companies under common control with our ultimate parent company:

At April 30, 2013, $1.0 million in receivables is due from companies under common control with our ultimate parent. At October 31, 2013, $4.5 million in receivables is due from companies under common control with our ultimate parent company.

(d)	On June 24, 2013, we paid a dividend of $25.1 million to our parent.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

17.	Related party transactions (continued):

(e)	On July 16, 2013, we borrowed $25.0 million from our parent. On July 19, 2013, the loan was repaid. The loan bore interest at 4.5% per annum and it expired on October 16, 2013.

(f)	In August 2013, we issued one share of capital stock (note 11) and paid a dividend of $60.0 million to our parent.

18.	Commitments:

We have aircraft operating leases with 18 lessors for 166 aircraft and 19 lessors for 165 aircraft included in our fleet at April 30, 2013 and October 31, 2013, respectively. As at October 31, 2013, these leases had expiry dates ranging from fiscal 2014 to 2024. We have the option to purchase the majority of the aircraft for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased aircraft, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We either perform this work internally through our own repair and overhaul facilities or have the work performed by an external repair and overhaul service provider.

At October 31, 2013, we have commitments with respect to operating leases for aircraft, buildings, land and equipment. The minimum lease rentals required under operating leases are payable in the following amounts over the following years ended October 31:

	Aircraft operating leases	Building, land and equipment operating leases	Total operating leases

2014	$237,026	$13,064	$250,090
2015	221,893	11,461	233,354
2016	205,842	9,725	215,567
2017	181,553	7,614	189,167
2018	168,937	5,403	174,340
and thereafter	361,758	57,207	418,965

	$1,377,009	$104,474	$1,481,483

As at October 31, 2013, we have committed to purchase 36 new aircraft and the total required additional expenditures for these aircraft is approximately $953.9 million. These aircraft are expected to be delivered in fiscal 2014 to 2017 and will be deployed in our Helicopter Services segment. We intend to enter into leases for these aircraft or purchase them outright upon delivery from the manufacturer. Additionally, we have committed to purchase $71.9 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Eurocopter prior to December 31, 2016.

The terms of certain of the helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.

Generally, in the event of a covenant breach, a lessor has the option to terminate the lease and require the return of the aircraft, with the repayment of any arrears of lease payments plus the present value of all future lease payments and certain other amounts which could be material to our financial position. The aircraft would then be sold and the surplus, if any, returned to us. Alternatively we could exercise our option to purchase the aircraft. As at October 31, 2013 we were in compliance with all financial covenants.

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

In addition, from time to time, the Company or its subsidiaries are involved in tax and other disputes with various government agencies. The following summarizes such presently pending disputes:

In 2006, we voluntarily disclosed to OFAC that several of our subsidiaries formerly operating as Schreiner Airways may have violated applicable US laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and aircraft parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the US government determine that these activities violated applicable laws and regulations, we or our subsidiaries may be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to the US jurisdiction. At October 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

Brazilian customs authorities seized one of our helicopters (customs value of $10.0 million) as a result of allegations that we violated Brazilian customs law by failing to ensure our customs agent and the customs agent’s third party shipping company followed approved routing of the helicopter during transport. We secured release of the helicopter and are disputing through court action any claim for penalties associated with the seizure and the alleged violation. We have preserved our rights by filing a civil action against our customs agent for any losses that may result. At October 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

In the United Kingdom, the Ministry for Transport is investigating potential wrongdoing involving two ex-employees in conjunction with the SAR-H bid award processes. This arose from our self-reporting potential improprieties by these individuals upon their discovery in 2010. The SAR-H bid process was subsequently cancelled. We will continue to cooperate in all aspects of the investigation. At October 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition and results of operations.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.	Segment information:

We operate under the following segments:

•	Helicopter Services;

•	Heli-One;

•	Corporate and other.

We have provided information on segment revenues and Adjusted EBITDAR because these are the financial measures used by the Company’s chief operating decision maker (“CODM”) in making operating decisions and assessing performance. Transactions between operating segments are at standard industry rates.

The segmented information for the three and six months ended October 31, 2012 has been restated (see note 1(c)).

The Helicopter Services segment includes flying operations around the world serving offshore oil and gas, EMS/SAR and other industries and the management of the fleet.

Heli-One, the maintenance, repair and overhaul segment, includes facilities in Norway, Canada, Australia, Poland, and the US that provide helicopter repair and overhaul services for our fleet and for an external customer base in Europe, Asia and North America.

Corporate and other includes corporate office costs in various jurisdictions and is not considered a reportable segment.

The accounting policies of the segments and the basis of accounting for transactions between segments are the same as those described in the summary of significant accounting policies.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.	Segment information (continued):

Three months ended October 31, 2012
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$404,298	$42,488	$—	$—	$446,786
Add: Inter-segment revenues	1,288	78,373	—	(79,661)	—

Total revenue	405,586	120,861	—	(79,661)	446,786
Direct costs (i)	(289,482)	(91,760)	—	78,642	(302,600)
Earnings from equity accounted investees	825	—	—	—	825
General and administration costs	—	—	(18,914)	—	(18,914)

Adjusted EBITDAR (ii)	116,929	29,101	(18,914)	(1,019)	126,097

Aircraft lease and associated costs	(48,797)	—	—	—	(48,797)
Depreciation					(27,635)
Restructuring costs					(1,797)
Asset impairments (iii)					(9,846)
Loss on disposal of assets					(3,026)
Interest on long-term debt					(30,075)
Foreign exchange gain					10,562
Other financing charges					(3,449)
Income tax expense					(5,022)

Income from continuing operations					7,012
Earnings from discontinued operations, net of tax					467

Net earnings					$7,479

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses.
(iii)	Asset impairments relate to the Helicopter Services segment.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.	Segment information (continued):

Six months ended October 31, 2012
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$795,821	$67,034	$—	$—	$862,855
Add: Inter-segment revenues	2,137	146,983	—	(149,120)	—

Total revenue	797,958	214,017	—	(149,120)	862,855

Direct costs (i)	(577,106)	(171,103)	—	147,952	(600,257)
Earnings from equity accounted investees	1,837	—	—	—	1,837
General and administration costs	—	—	(37,439)	—	(37,439)

Adjusted EBITDAR (ii)	222,689	42,914	(37,439)	(1,168)	226,996

Aircraft lease and associated costs	(97,227)	—	—	—	(97,227)
Depreciation					(55,945)
Restructuring costs					(3,727)
Asset impairments (iii)					(16,347)
Loss on disposal of assets					(4,617)
Interest on long-term debt					(59,958)
Foreign exchange gain					3,161
Other financing charges					(11,603)
Income tax expense					(6,303)

Loss from continuing operations					(25,570)
Earnings from discontinued operations, net of tax					812

Net loss					$(24,758)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses.
(iii)	Asset impairments relate to the Helicopter Services segment.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.	Segment information (continued):

Three months ended October 31, 2013
	Helicopter services	Heli-One	Corporate and other	Inter-segment eliminations		Consolidated

Revenue from external customers	$408,063	$35,309	$—		$—	$443,372
Add: Inter-segment revenues	1,354	68,785	—		(70,139)	—

Total revenue	409,417	104,094	—		(70,139)	443,372
Direct costs (i)	(298,006)	(88,130)	—		69,508	(316,628)
Earnings from equity accounted investees	1,527	—	—		—	1,527
General and administration costs	—	—	(19,092)		—	(19,092)

Adjusted EBITDAR (ii)	112,938	15,964	(19,092)		(631)	109,179

Aircraft lease and associated costs	(55,166)	—	—		—	(55,166)
Depreciation						(38,694)
Asset impairments (iii)						(14,575)
Loss on disposal of assets						(3,299)
Interest on long-term debt						(39,143)
Foreign exchange gain						190
Other financing charges						(1,707)
Income tax expense						(5,491)

Net loss						$(48,706)

Segment assets	$1,801,051	$417,377	$635,251		$—	$2,853,679
Segment assets - held for sale	38,519	—	—		—	38,519

Total assets	$1,839,570	$417,377	$635,251	$		$2,892,198

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses.
(iii)	Asset impairments relate to the Helicopter Services segment.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

20.	Segment information (continued):

Six months ended October 31, 2013
	Helicopter Services	Heli-One	Corporate and other	Inter-segment eliminations	Consolidated

Revenue from external customers	$795,365	$62,938	$—	$—	$858,303
Add: Inter-segment revenues	1,778	138,467	—	(140,245)	—

Total revenue	797,143	201,405	—	(140,245)	858,303

Direct costs (i)	(559,494)	(183,818)	—	138,857	(604,455)
Earnings from equity accounted investees	3,918	—	—	—	3,918
General and administration costs	—	—	(37,153)	—	(37,153)

Adjusted EBITDAR (ii)	241,567	17,587	(37,153)	(1,388)	220,613

Aircraft lease and associated costs	(110,445)	—	—	—	(110,445)
Depreciation					(70,751)
Asset impairments (iii)					(21,899)
Loss on disposal of assets					(4,421)
Interest on long-term debt					(77,720)
Foreign exchange loss					(12,958)
Other financing income					4,117
Income tax expense					(10,799)

Net loss					$(84,263)

(i)	Direct costs in the segment information presented excludes aircraft lease and associated costs. In the consolidated statement of operations these costs are combined.
(ii)	Adjusted EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and aircraft lease and associated costs or total revenue plus earnings from equity accounted investees less direct costs excluding aircraft lease and associated costs and general and administration expenses.
(iii)	Asset impairments relate to the Helicopter Services segment.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

21.	Supplemental condensed consolidated financial information:

The Company and certain of its direct and indirect wholly-owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain outstanding indebtedness of CHC Helicopter SA, the registrant. The following consolidating schedules present financial information as of October 31, 2013 and for the three and six months ended October 31, 2012 and 2013, based on the guarantor structure that was in place at October 31, 2013.

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Balance Sheets as at April 30, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$19,391	$3,478	$117,444	$(13,121)	$(3,478)	$123,714
Receivables, net of allowance for doubtful accounts	4	113	147,134	170,744	(746)	317,249
Current intercompany receivables	12,352	439,585	496,789	241,723	(1,190,449)	—
Income taxes receivable	—	—	362	25,509	—	25,871
Deferred income tax assets	—	—	(8)	57	—	49
Inventories	—	—	100,263	5,531	—	105,794
Prepaid expenses	26	49	10,287	11,906	(49)	22,219
Other assets	—	5,593	46,715	93,038	(89,263)	56,083

	31,773	448,818	918,986	535,387	(1,283,985)	650,979
Property and equipment, net	—	—	993,911	81,724	(381)	1,075,254
Investments	507,725	393,062	357,608	18,116	(1,249,615)	26,896
Intangible assets	—	—	194,360	3,450	—	197,810
Goodwill	—	—	334,129	96,333	—	430,462
Restricted cash	—	—	8,172	21,467	—	29,639
Other assets	—	29,449	377,211	61,596	(29,479)	438,777
Long-term intercompany receivables	—	859,564	43,324	449,718	(1,352,606)	—
Deferred income tax assets	—	—	10,104	648	—	10,752
Assets held for sale	—	—	32,047	—	—	32,047

	$539,498	$1,730,893	$3,269,852	$1,268,439	$(3,916,066)	$2,892,616

Liabilities and Shareholder’s Equity
Current Liabilities
Payables and accruals	$115	$6,516	$280,876	$138,188	$(6,516)	$419,179
Deferred revenue	—	—	18,901	8,751	—	27,652
Income taxes payable	525	457	36,891	10,571	(457)	47,987
Current intercompany payables	—	35,729	284,548	466,300	(786,577)	—
Deferred income tax liabilities	—	—	537	81	—	618
Current facility secured by accounts receivable	—	—	—	53,512	—	53,512
Other liabilities	—	83,596	100,129	6,332	(167,266)	22,791
Current portion of long-term debt obligations	—	—	2,138	—	—	2,138

	640	126,298	724,020	683,735	(960,816)	573,877
Long-term debt obligations	—	1,337,303	1,475,087	—	(1,337,303)	1,475,087
Long-term intercompany payables	—	—	436,282	56,789	(493,071)	—
Deferred revenue	—	—	25,910	30,080	—	55,990
Other liabilities	16	—	145,550	100,889	—	246,455
Deferred income tax liabilities	—	—	9,287	1,340	—	10,627

Total liabilities	656	1,463,601	2,816,136	872,833	(2,791,190)	2,362,036

Redeemable non-controlling interests	—	—	—	(8,262)	—	(8,262)

Shareholder’s equity	538,842	267,292	453,716	403,868	(1,124,876)	538,842

	$539,498	$1,730,893	$3,269,852	$1,268,439	$(3,916,066)	$2,892,616

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Balance Sheets as at October 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$(6,267)	$14,075	$161,158	$(70,789)	$(14,075)	$84,102
Receivables, net of allowance for doubtful accounts	4	113	104,676	189,510	(739)	293,564
Current intercompany receivables	10,801	450,836	486,791	263,291	(1,211,719)	—
Income taxes receivable	—	—	159	24,628	—	24,787
Deferred income tax assets	—	—	(5)	59	—	54
Inventories	—	—	112,395	7,511	—	119,906
Prepaid expenses	—	91	11,659	18,553	(91)	30,212
Other assets	—	6,272	46,032	187,228	(180,996)	58,536

	4,538	471,387	922,865	619,991	(1,407,620)	611,161
Property and equipment, net	—	—	921,728	88,759	(381)	1,010,106
Investments	405,920	411,927	482,153	19,345	(1,289,894)	29,451
Intangible assets	—	—	183,139	3,449	—	186,588
Goodwill	—	—	333,253	96,612	—	429,865
Restricted cash	—	—	18,467	14,721	—	33,188
Other assets	—	31,763	470,867	72,891	(31,763)	543,758
Long-term intercompany receivables	—	1,081,145	65,068	449,753	(1,595,966)	—
Deferred income tax assets	—	—	506	9,056	—	9,562
Assets held for sale	—	—	38,519	—	—	38,519

	$410,458	$1,996,222	$3,436,565	$1,374,577	$(4,325,624)	$2,892,198

Liabilities and Shareholder’s Equity
Current Liabilities
Payables and accruals	$44	$20,151	$217,346	$128,039	$(20,151)	$345,429
Deferred revenue	—	—	21,950	12,771	—	34,721
Income taxes payable	220	538	34,889	7,006	(538)	42,115
Current intercompany payables	—	44,047	308,081	452,775	(804,903)	—
Deferred income tax liabilities	—	—	835	81	—	916
Current facility secured by accounts receivable	—	—	—	43,400	—	43,400
Other liabilities	—	174,741	191,486	4,393	(349,465)	21,155
Current portion of long-term debt obligations	—	—	18,609	—	—	18,609

	264	239,477	793,196	648,465	(1,175,057)	506,345
Long-term debt obligations	—	1,602,901	1,646,670	—	(1,602,901)	1,646,670
Long-term intercompany payables	—	—	449,750	65,075	(514,825)	—
Deferred revenue	—	—	33,999	38,660	—	72,659
Other liabilities	20	—	161,991	91,333	—	253,344
Deferred income tax liabilities	—	—	7,018	3,165	—	10,183

Total liabilities	284	1,842,378	3,092,624	846,698	(3,292,783)	2,489,201

Redeemable non-controlling interests	—	—	—	(7,177)	—	(7,177)

Shareholder’s equity	410,174	153,844	343,941	535,056	(1,032,841)	410,174

	$410,458	$1,996,222	$3,436,565	$1,374,577	$(4,325,624)	$2,892,198

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the three months ended October 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$288,236	$291,016	$(132,466)	$446,786

Operating expenses:
Direct costs	—	(12)	(210,318)	(273,540)	132,473	(351,397)
Earnings from equity accounted investees	7,116	55,305	84,217	490	(146,303)	825
General and administration costs	(186)	(1,118)	(13,493)	(5,209)	1,092	(18,914)
Depreciation	—	—	(25,024)	(2,611)	—	(27,635)
Restructuring costs	—	—	(597)	(1,200)	—	(1,797)
Asset impairments	—	—	(9,846)	—	—	(9,846)
Loss on disposal of assets	—	—	(3,021)	(5)	—	(3,026)

	6,930	54,175	(178,082)	(282,075)	(12,738)	(411,790)

Operating income	6,930	54,175	110,154	8,941	(145,204)	34,996
Financing income (charges)	(78)	(46,422)	(99,290)	76,406	46,422	(22,962)

Income from continuing operations before income tax	6,852	7,753	10,864	85,347	(98,782)	12,034

Income tax recovery (expense)	147	(1,224)	(4,214)	(955)	1,224	(5,022)

Income from continuing operations	6,999	6,529	6,650	84,392	(97,558)	7,012

Earnings from discontinued operations, net of tax	—	—	467	—	—	467

Net earnings	6,999	6,529	7,117	84,392	(97,558)	7,479

Net earnings attributable to:
Controlling interest	6,999	6,529	7,117	83,912	(97,558)	6,999
Non-controlling interests	—	—	—	480	—	480

Net earnings	$6,999	$6,529	$7,117	$84,392	$(97,558)	$7,479

Comprehensive income	$30,123	$28,157	$30,240	$97,373	$(155,580)	$30,313

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the six months ended October 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$549,636	$568,293	$(255,074)	$862,855

Operating expenses:
Direct costs	—	(43)	(405,207)	(547,346)	255,112	(697,484)
Earnings (loss) from equity accounted investees	(26,075)	(2,852)	22,260	1,171	7,333	1,837
General and administration costs	(188)	(2,816)	(30,283)	(6,986)	2,834	(37,439)
Depreciation	—	—	(50,551)	(5,394)	—	(55,945)
Restructuring costs	—	—	(1,630)	(2,097)	—	(3,727)
Asset impairments	—	—	(16,347)	—	—	(16,347)
Gain (loss) on disposal of assets	—	—	(4,645)	28		(4,617)

	(26,263)	(5,711)	(486,403)	(560,624)	265,279	(813,722)

Operating income (loss)	(26,263)	(5,711)	63,233	7,669	10,205	49,133
Financing income (charges)	13	(17,666)	(78,413)	10,000	17,666	(68,400)

Income (loss) from continuing operations before income tax	(26,250)	(23,377)	(15,180)	17,669	27,871	(19,267)

Income tax recovery (expense)	144	(1,984)	(11,707)	5,260	1,984	(6,303)

Income (loss) from continuing operations	(26,106)	(25,361)	(26,887)	22,929	29,855	(25,570)

Earnings from discontinued operations, net of tax	—	—	812	—	—	812

Net earnings (loss)	(26,106)	(25,361)	(26,075)	22,929	29,855	(24,758)

Net earnings (loss) attributable to:
Controlling interest	(26,106)	(25,361)	(26,075)	21,581	29,855	(26,106)
Non-controlling interests	—	—	—	1,348	—	1,348

Net earnings (loss)	$(26,106)	$(25,361)	$(26,075)	$22,929	$29,855	$(24,758)

Comprehensive income (loss)	$(36,111)	$(34,849)	$(36,080)	$18,390	$55,353	$(33,297)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Cash Flows for the six months ended October 31, 2012 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(2,604)	$(130,981)	$6,099	$(27,253)	$130,981	$(23,758)

Financing activities:
Increase in revolver and notes deferred financing costs	—	(3,793)	(3,793)	—	3,793	(3,793)
Sold interest in accounts receivable, net of collections	—	—	—	8,917	—	8,917
Proceeds from senior secured notes	—	202,000	202,000	—	(202,000)	202,000
Long term debt proceeds	—	390,000	390,229	—	(390,000)	390,229
Long term debt repayments	—	(465,000)	(471,824)	—	465,000	(471,824)

Cash provided by financing activities	—	123,207	116,612	8,917	(123,207)	125,529

Investing activities:
Property and equipment additions	—	—	(132,286)	(9,981)	—	(142,267)
Proceeds from disposal of property and equipment	—	—	93,380	33	—	93,413
Aircraft deposits net of lease inception refunds	—	—	(40,926)	—	—	(40,926)
Restricted cash	—	—	—	5,384	—	5,384

Cash used in investing activities	—	—	(79,832)	(4,564)	—	(84,396)

Cash provided by (used in) continuing operations	(2,604)	(7,774)	42,879	(22,900)	7,774	17,375

Cash provided by (used in) discontinued operations:
Cash provided by operating activities	—	—	812	—	—	812
Cash used in financing activities	—	—	(812)	—	—	(812)

Cash provided by (used in) discontinued operations	—	—	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,499)	(645)	—	(4,144)

Change in cash and cash equivalents during the period	(2,604)	(7,774)	39,380	(23,545)	7,774	13,231

Cash and cash equivalents, beginning of the period	196	(6,771)	41,032	14,319	6,771	55,547

Cash and cash equivalents, end of the period	$(2,408)	$(14,545)	$80,412	$(9,226)	$14,545	$68,778

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the three months ended October 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$289,834	$292,002	$(138,464)	$443,372

Operating expenses:
Direct costs	—	—	(226,020)	(284,244)	138,470	(371,794)
Earnings (loss) from equity accounted investees	(48,184)	(33,209)	15,894	1,006	66,020	1,527
General and administration costs	(179)	(229)	(13,798)	(5,125)	239	(19,092)
Depreciation	—	—	(32,091)	(6,603)	—	(38,694)
Assets impairments	—	—	(14,575)	—	—	(14,575)
Loss on disposal of assets	—	—	(2,870)	(429)	—	(3,299)

	(48,363)	(33,438)	(273,460)	(295,395)	204,729	(445,927)

Operating income (loss)	(48,363)	(33,438)	16,374	(3,393)	66,265	(2,555)
Financing income (charges)	(52)	(13,569)	(48,019)	7,412	13,568	(40,660)

Earnings (loss) from continuing operations before income tax	(48,415)	(47,007)	(31,645)	4,019	79,833	(43,215)

Income tax recovery (expense)	—	(710)	(16,539)	11,048	710	(5,491)

Net earnings (loss)	(48,415)	(47,717)	(48,184)	15,067	80,543	(48,706)

Net earnings (loss) attributable to:
Controlling interest	(48,415)	(47,717)	(48,184)	15,358	80,543	(48,415)
Non-controlling interests	—	—	—	(291)	—	(291)

Net earnings (loss)	$(48,415)	$(47,717)	$(48,184)	$15,067	$80,543	$(48,706)

Comprehensive income (loss)	$(38,442)	$(40,654)	$(38,211)	$42,653	$34,540	$(40,114)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Statements of Operations for the six months ended October 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Revenue	$—	$—	$563,722	$564,037	$(269,456)	$858,303

Operating expenses:
Direct costs	—	—	(430,736)	(553,626)	269,462	(714,900)
Earnings (loss) from equity accounted investees	(84,912)	41,826	100,150	2,906	(56,052)	3,918
General and administration costs	(1,610)	(3,240)	(31,256)	(4,501)	3,454	(37,153)
Depreciation	—	—	(60,795)	(9,956)	—	(70,751)
Asset impairments	—	—	(21,899)	—	—	(21,899)
Loss on disposal of assets	—	—	(4,064)	(357)	—	(4,421)

	(86,522)	38,586	(448,600)	(565,534)	216,864	(845,206)

Operating income (loss)	(86,522)	38,586	115,122	(1,497)	(52,592)	13,097
Financing income (charges)	(98)	(120,817)	(180,305)	93,843	120,816	(86,561)

Income (loss) from continuing operations before income tax	(86,620)	(82,231)	(65,183)	92,346	68,224	(73,464)

Income tax recovery (expense)	—	(1,424)	(19,729)	8,930	1,424	(10,799)

Net earnings (loss)	(86,620)	(83,655)	(84,912)	101,276	69,648	(84,263)

Net earnings (loss) attributable to:
Controlling interest	(86,620)	(83,655)	(84,912)	98,919	69,648	(86,620)
Non-controlling interests	—	—	—	2,357	—	2,357

Net earnings (loss)	$(86,620)	$(83,655)	$(84,912)	$101,276	$69,648	$(84,263)

Comprehensive income (loss)	$(103,749)	$(102,206)	$(102,041)	$120,344	$84,287	$(103,365)

6922767 HOLDING S.à.r.l.

Notes to Interim Consolidated Financial Statements (Unaudited)

(Tabular amounts expressed in thousands of United States dollars unless otherwise noted)

Cash Flows for the six months ended October 31, 2013 (Expressed in thousands of United States dollars)	Parent	Issuer	Guarantor	Non-guarantor	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(510)	$(43,650)	$30,106	$(53,410)	$43,650	$(23,814)

Financing activities:
Sold interest in accounts receivable, net of collections	—	—	—	(10,349)	—	(10,349)
Proceeds from issuance of capital stock	60,000	—	—	—	—	60,000
Proceeds from issuance of senior unsecured notes	—	300,000	300,000	—	(300,000)	300,000
Long-term debt proceeds	25,000	375,000	425,000	—	(375,000)	450,000
Long-term debt repayments	(25,000)	(410,000)	(536,378)	—	410,000	(561,378)
Increase in revolver and notes deferred financing costs	—	(5,987)	(5,987)	—	5,987	(5,987)
Long term intercompany flow – issuance of debt	—	(204,897)	(18,820)	18,820	204,897	—
Dividend distribution to parent	(85,148)	—	—	—	—	(85,148)

Cash provided by (used in) financing activities	(25,148)	54,116	163,815	8,471	(54,116)	147,138

Investing activities:
Property and equipment additions	—	—	(208,203)	(19,359)	—	(227,562)
Proceeds from disposal of property and equipment	—	—	169,069	140	—	169,209
Aircraft deposits net of lease inception refunds	—	—	(92,676)	—	—	(92,676)
Restricted cash	—	—	(8,848)	7,256	—	(1,592)
Distributions from equity investments	—	—	—	1,677	—	1,677
Dividends received	—	131	—	—	(131)	—

Cash provided by (used) in investing activities	—	131	(140,658)	(10,286)	(131)	(150,944)

Cash provided by (used in) continuing operations	(25,658)	10,597	53,263	(55,225)	(10,597)	(27,620)

Effect of exchange rate changes on cash and cash equivalents	—	—	(9,549)	(2,443)	—	(11,992)

Change in cash and cash equivalents during the period	(25,658)	10,597	43,714	(57,668)	(10,597)	(39,612)

Cash and cash equivalents, beginning of the period	19,391	3,478	117,444	(13,121)	(3,478)	123,714

Cash and cash equivalents, end of the period	$(6,267)	$14,075	$161,158	$(70,789)	$(14,075)	$84,102

44

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion of our results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto as well as our annual audited financial statements for the fiscal year ended April 30, 2013, which was filed with the SEC on July 15, 2013, and the MD&A contained therein. In the discussion that follows, the term “current year quarter and prior year quarter” and “current year period and prior year period” refers to the three and six months ended October 31, 2012 and 2013, respectively. The following discussions include forward-looking statements that involve certain risks and uncertainties, including those identified under Part II, Item 1A “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and those identified in the “Risk Factor” sections of our Annual Report on Form 10-K which was filed with the SEC on July 15, 2013. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data” below.

Cautionary Note Regarding Forward-Looking Statements and Other Industry and Market Data

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our level of indebtedness and obligations under our operating leases;

•	competition in the markets we serve;

•	loss of any of our large, long-term support contracts;

•	inherent risks in operating helicopters;

•	failure to mitigate losses through a robust safety management and insurance coverage program or to maintain standards of acceptable safety performance;

•	risks associated with our fixed operating expenses and long-term contracts;

•	our reliance on a small number of helicopter manufacturers;

•	limited number of suppliers and availability of replacement helicopter parts and subcontracted services;

•	inability to fund our working capital requirements;

•	reliance on the secondary used helicopter market to dispose of older helicopters;

•	extensive regulation;

•	potential for conflict with the other owners of non-wholly owned variable interest entities;

•	political and economic uncertainty;

•	compliance risks associated with international activities;

•	application of tax laws in various jurisdictions;

•	foreign currency exposure and related hedging activities;

•	exposure to credit risks;

•	allocation of risk between our customers and us;

•	dependence on the oil and gas industry, and particular markets within that industry;

•	reduction or cancellation of services for government agencies;

•	inability to upgrade our technology;

•	reliance on information technology;

•	assimilation of acquisitions and the impact of any future material acquisitions;

•	loss of key personnel;

•	labor problems;

•	insufficient assets in our defined benefit pension plan;

•	adverse results of legal proceedings; and

•	potential adverse U.S. federal income tax consequences.

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

Overview of Business

We are the world’s largest commercial operator of helicopters based on revenue of $1.7 billion in fiscal 2013. We are also the world’s largest commercial operator of heavy and medium helicopters based on our fleet of 238 heavy and medium helicopters as of October 31, 2013. With bases on six continents, we are one of only two global commercial helicopter service providers to the offshore oil and gas industry. Our mission is to provide the highest level of service in the industry, which we believe will enable our customers to go further, do more and come home safely. Through our 60 years of experience providing helicopter services, we believe our brand and reputation have become associated with safe and reliable transportation and mission-critical logistics solutions. Our fleet of heavy and medium helicopters, global capabilities and reputation for safety position us to capitalize on anticipated increases in ultra-deepwater and deepwater drilling and production spending by our major, national and independent oil and gas company customers.

Our helicopters are primarily used to facilitate large, long-distance crew changes on offshore production facilities and drilling rigs. We also provide search and rescue services, or SAR, and emergency medical services, or EMS, to government agencies. We maintain a presence in most major offshore oil and gas markets through a network of approximately 70 bases with operations in approximately 30 countries, more than any other commercial helicopter service provider in the world. We cover this expansive and diverse geography with a technologically advanced fleet of 238 helicopters and the expertise to serve customers in ultra-deepwater and deepwater locations. To secure and maintain operating certificates in the many jurisdictions in which we provide helicopter services, we must meet stringent and diverse regulatory standards across multiple jurisdictions, and have an established track record in obtaining and maintaining certificates as well as working with regulators and local partners.

We generate the majority of our oil and gas customer Helicopter Services revenue from contracts tied to our customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs, and we believe this capability allows us to take advantage of expansion in the global ultra-deepwater rig fleet. Approximately 71% to 75% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2011, 2012 and 2013.

We also provide maintenance, repair and overhaul, or MRO, services through our Heli-One business to both our own Helicopter Services segment and to third-party customers. Our MRO capabilities enable us to perform heavy structural repairs, and maintain, overhaul and test helicopters and helicopter components globally across various helicopter types. We believe our in-house MRO operations through our Heli-One business enable us to manage our supply chain and maintain our fleet more efficiently, thereby increasing the availability of our helicopters and reducing our overall cost of maintenance. In addition, we are the largest provider of these services (excluding original equipment manufacturers, or OEMs), which allows us to provide our Heli-One customers with comprehensive MRO services across multiple helicopter types and families. Our MRO services include complete maintenance outsourcing solutions, parts sales and distribution, high-value engineering services, design services and logistics support.

Segments

We conduct our business through two operating segments and have a Corporate Segment comprised primarily of general and administration costs. Our two operating segments are as follows:

Helicopter Services:

•

Our Helicopter Services segment consists of flying operations in the Eastern North Sea, the Western North Sea, the Americas, the Asia Pacific region and the Africa-Euro Asia region, primarily serving our offshore oil and gas customers and providing SAR and EMS to government agencies. The Eastern North Sea is comprised mainly of Norway while the Western North Sea includes the United Kingdom, Ireland and the Netherlands. The Americas is comprised of Brazil, North American countries and other South American countries. The Asia Pacific region includes Australia and Southeast Asian countries and the Africa-Euro Asia region includes Nigeria, Kazakhstan, Mozambique, Azerbaijan, Tanzania and other African and European countries.

•

Helicopter Services generates approximately 85% to 90% of its revenue from oil and gas customers, and of this amount, the majority is tied to our customers’ offshore production operations, which have long-term transportation requirements.

•

Helicopter Services also provides SAR and EMS to government agencies and to our oil and gas customers. SAR and EMS revenue to non-oil and gas customers has historically contributed approximately 10% of Helicopter Services revenue.

Heli-One:

•

Our Heli-One segment includes helicopter maintenance, repair and overhaul facilities in Norway, Poland, Canada and the United States, providing helicopter maintenance, repair and overhaul services for our fleet and for a growing external customer base in Europe, Asia and North America. Although intersegment revenues are eliminated from the presentation of our financial information, operationally, Heli-One’s largest customer is our Helicopter Services segment.

•

We have historically generated the majority of our third-party Heli-One revenue by providing maintenance, repair and overhaul services to other helicopter operators. Approximately 28% and 34% of our third-party Heli-One revenue in the 2012 and 2013 fiscal years, respectively, was derived from “power by the hour” contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance.

Key Financial and Operating Metrics

We use a number of key financial and operating metrics to measure the performance of our business, including Adjusted EBITDAR, Adjusted EBITDAR margin, Adjusted net earnings (loss) and our HE Rate. Adjusted EBITDAR, Adjusted EBITDAR margin, Adjusted net earnings (loss) or the HE Rate are not required by, or presented in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) and should not be considered as alternatives to net earnings (loss) or any other performance or liquidity measures derived in accordance with GAAP. In addition, these measures may not be comparable to similarly titled measures of other companies.

The following charts show our revenue generated by segment, our HE Rate, our Adjusted EBITDAR and our Adjusted EBITDAR margin, for the six month periods ended October 31, 2012 and October 31, 2013:

(1)	HE Rate is the third-party operating revenue from our Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from our fleet.
(2)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.

We have chosen to include Adjusted EBITDAR as we consider this measure to be a significant indicator of our financial performance and use this measure to assist us in allocating available capital resources. Adjusted

EBITDAR, which is defined as earnings (loss) before interest, taxes, depreciation, amortization and helicopter lease and associated costs or total revenue plus earnings from equity accounted investees, less direct costs excluding helicopter lease and associated costs less general and administration costs. Adjusted EBITDAR also excludes restructuring costs, asset impairments, gain (loss) on disposal of assets and goodwill impairment, if any. These items are significant components to understanding and assessing financial performance and liquidity. For additional information about our segment revenue and Adjusted EBITDAR, including a reconciliation of these measures to our consolidated financial statements, see Note 20 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2012 and 2013 included elsewhere in this Quarterly Report on Form 10-Q.

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

We have chosen to include the HE Rate, or Heavy Equivalent Rate, which is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from the fleet. We believe this measure is useful as it provides a standardized measure of our operating revenue per helicopter taking into account the different revenue productivity and related costs of operating our fleet mix of heavy and medium helicopters.

Key Drivers Affecting our Results of Operations

Our results of operations and financial condition are affected by numerous factors, including those described under Part II, Item 1A “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and those described below:

•

General level of offshore production and drilling activity. Demand for our services depends primarily upon ongoing offshore hydrocarbon production and the capital spending of oil and gas companies and the level of offshore drilling activity. Higher activity levels can lead to greater utilization of our helicopters by our customers. Because a large portion of our costs are fixed, our Adjusted EBITDAR margins typically improve when more of our helicopters are deployed.

•

Impact of fleet mix. Generally, contracts for our helicopter services requiring heavier and newer helicopters provide an opportunity to generate greater profit than lighter and older helicopters. Consequently, our revenue and profit opportunity improves as we upgrade our fleet and enter into new contracts.

•

Timing of new contracts and our commencement of service under new contracts. Our results of operations in a particular period can be impacted by the timing of the execution of new contracts and our ability to provide under new contracts.

Market Outlook

We generate the majority of our Helicopter Services revenue from contracts tied to our oil and gas customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas customer Helicopter Services revenue comes from transporting personnel to and from offshore drilling rigs, and we believe this capability allows us to take advantage of expansion in the global ultra-deepwater rig fleet. Approximately 71% to 75% of the flying revenue in our Helicopter Services segment was attributable to fixed monthly charges for the fiscal years ended April 30, 2011, 2012 and 2013. The production business is typically less cyclical than the exploration and development business because production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of lifting a barrel of oil once a platform is in position is low. Our customers typically base their capital expenditure budgets on their long-term commodity price expectations.

Our MRO services, operated through our Heli-One business, are dependent on helicopter maintenance demand. This is generally highest during periods of high helicopter service demand where high flying hours result in more frequent maintenance, most of which is required by regulation.

We have seen an increase in ultra-deepwater and deepwater spending by our customers, which has led to improvement in many metrics reflected in our fiscal 2012 and fiscal 2013 financial performance. We are optimistic that growth will continue for fiscal 2014. We are continuing to see growth in offshore production as the industry moves offshore to find hydrocarbons. New technology has allowed oil and gas companies to continue exploration and drilling farther offshore. To remain competitive and to service existing and new contracts in this industry, we are augmenting our fleet by adding technologically advanced helicopters to meet customers’ changing demands. The industry is constrained by the pace at which it renews its fleet due to the limited supply of new technology helicopters produced annually by the OEMs. To address this constraint, we have leveraged our relationship with the OEMs to secure commitments to obtain new technology helicopters to support our future growth.

During the three months ended October 31, 2013, we took delivery of one helicopter. At October 31, 2013, we have commitments to purchase 36 helicopters, with the delivery of these helicopters beginning in fiscal 2014 and continuing through to fiscal 2017. These helicopters will be purchased outright or financed through leases. We also have the option to purchase 26 helicopters which, if exercised, would bring our total purchase commitments to 62 aircraft. In addition to this, we have committed to $100.0 million of additional helicopter purchases with Eurocopter.

Norway and the United Kingdom continue to be our core operating areas, while Brazil, Australia and certain countries in the Africa-Euro Asia region, including Nigeria, are expected to contribute increasingly to our revenue in future periods due to an increase in ultra-deepwater and deepwater oil and gas activity. In December 2013, we obtained our own helicopter operating license in Tanzania and our joint venture partner in Nigeria, Atlantic Aviation, informed us that it has gained approval from the government of Nigeria to import AW139 helicopters, which we expect to eventually use to compete for flying contracts in that country. Also in December, 2013 we completed a two-year extension, through fiscal 2017, of an agreement with Statoil to provide services from bases in Bergen and Florø in Norway. The contract requires a dedicated fleet of 10 heavy aircraft. We have made continued wins for the year to date with new contracts in the U.K., Norway, Malaysia, Kazakhstan, Ireland, Brazil, Australia and Equatorial Guinea.

Heli-One continues to develop its third-party business, with recent contract wins in the United Kingdom, Europe, Brazil and the U.S. To further support the growth of our Heli-One business and expand our global footprint, we opened an additional facility in Poland in fiscal 2013. We are also expanding our online capabilities to provide customers with portal access to our available parts and exchanges through our portal known as EPIC (Exchange Parts Inventory Channel). We continue to review and improve our global inventory management processes through a number of lean process techniques to support efficiencies in our workshops and our supply chain for our business operations. These include improving and expanding our channel partner network, establishing higher standards for performance and accountability and a robust internal and external communication plan to expand awareness of partner performance.

Our broad transformation program continues to provide significant value to our operations. The transformation program looks at all major aspects of our operations and includes a number of work streams, each including many initiatives. The program includes transformative thinking and technology to achieve cost efficiencies through global standardization and organization efficiency to allow us to continue to enhance our earnings and cash flows. We previously announced the opening of the centralized Integrated Operations Center in Irving, Texas. The centralization process has been expanded in the current period to additional regional areas. We are continuing to implement our long-term crew planning and scheduling program to further improve customer service levels. We believe these transformative actions will allow us to maximize our value proposition to our customers.

We conduct our business in various foreign jurisdictions, and as such, our cash flows and earnings are subject to fluctuations and related risks from changes in foreign currency exchange rates. Throughout the six months ended October 31, 2013, our primary foreign currency exposures were related to the Norwegian Kroner, the Euro, the British pound sterling, the Canadian dollar and the Australian dollar. For details on this exposure and the related impact on our results of operations, see Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

Following an incident in October 2012 that led to the temporary industry-wide suspension of all over-water Eurocopter EC225 helicopters, we commenced in July 2013 the phased re-introduction of our EC225 fleet to full service. We expect to resume commercial service on the Eurocopter EC225 fleet by the end of the calendar year.

On August 23, 2013, one of our Eurocopter AS332L2 heavy helicopters was involved in an accident near Sumburgh in the Shetland Isles, United Kingdom. Authorities subsequently confirmed four fatalities and multiple injuries among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out in conjunction with the U.K. Air Accident Investigation Branch, or UK AAIB, and Police Scotland.

Despite engineering and operating differences between the AS332L2, AS332L, AS332L1 and EC225 helicopters, for a limited period, we voluntarily canceled all our flights worldwide on those helicopter types (except for those involved in life-saving missions), out of respect for our work force and those of our customers, and to evaluate any implications associated with the accident.

Within a week of the incident, after consultation with our principal regulators, customers, union representatives and industry groups, and based on findings that there was no evidence to support a continuation of our temporary voluntary suspension and, on recommendations to return to active service all variants of these helicopter types, we resumed commercial passenger flights with all of these helicopter types to and from offshore oil and gas installations worldwide, excluding those in the UK with AS332L2 helicopters. We resumed AS332L2 commercial flights in the UK in mid-September. All of these helicopter types worldwide have been returned to commercial operations.

On October 18, 2013, the UK AAIB issued its latest special bulletin about its investigation on the causes of the accident. A full copy of the special bulletin is available at http://www.aaib.gov.uk/publications/special_bulletins /s7_2013___as332_l2_super_puma__g_wnsb.cfm. Neither the foregoing website nor the information contained on the website nor the report accessible through such website shall be deemed incorporated into, and neither shall be a part of, this Form 10-Q filing of which it forms a part. In the special bulletin, the UK AAIB confirmed that, to date, the wreckage examination and analysis of recorded data as well as information from interviews of people involved in the accident have not found any evidence of a technical fault that could have been causal to the accident. The investigations by the UK AAIB and Police Scotland are not complete and are ongoing.

It is too early to determine the extent of the impact of the accident on our results of operations or financial condition based on information currently available.

Fleet

As of October 31, 2013, our fleet was comprised of the following helicopters:

Helicopter Type	Total	Cruise Speed (kts)		Approximate Range (nmi)		Passenger Capacity		Maximum Weight (lbs)
Heavy:
Sikorsky S92A	37	145		400		19		26,500
Eurocopter EC225	31	145		400		19		24,250
Eurocopter (AS332 L, L1, and L2)	40	130-140		250-350		17-19		18,000-20,500
Sikorsky S61N	5	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)

Total Heavy	113

Medium:
Agusta AW139	39	145		280		12-15		15,000
Sikorsky S76C++	23	145		220		12		11,700
Sikorsky S76C+	22	145		175		12		11,700
Sikorsky S76A/B/C	16	135		110-130		12		10,800-11,700
Bell 412	11	125		135		13		11,900
Eurocopter AS365 Series	9	120-145		80		11		9,500
Eurocopter EC135/145/155	5	N/A	(2)	N/A	(2)	N/A	(2)	N/A	(2)

Total Medium	125

Total Helicopters	238

(1)	SAR only
(2)	EMS only

As of October 31, 2013, we have committed to purchase $71.9 million of helicopter parts by October 31, 2015 and 36 new helicopters from multiple OEMs for a total commitment of approximately $953.9 million. These helicopters are expected to be delivered in fiscal 2014 ($253.7 million), 2015 ($315.5 million) and 2016 to 2017 ($384.7 million) and will be deployed in our Helicopter Services segment. In addition, we have committed to purchase $100.0 million of heavy helicopters from Eurocopter prior to December 31, 2016. These helicopters will be purchased outright or financed through leases. In addition, at October 31, 2013, we had the option to purchase 26 helicopters which, if exercised, would represent a total purchase commitment of 62 helicopters, excluding the committed amount with Eurocopter. We have a pipeline of opportunities identified that we believe will create long-term contracts for these new helicopters.

The following table shows the expected delivery dates of the helicopter purchase commitments and options referred above:

	Number of helicopters
	Purchase commitments(i)	Options
2014	10	—
2015	13	3
2016	10	8
2017 and beyond	3	15

	36	26

(i)	Does not include helicopters related to our commitment to purchase $100.0 million of heavy helicopters from Eurocopter or our intention to lease 5 helicopters from an independent lessor with planned deliveries in 2014 and 2015.

Summary Results of Operations

(Expressed in thousands of United States dollars)

	For the three months ended:
	October 31, 2012	October 31, 2013
Operating Revenue	$405,762	$403,217
Reimbursable Revenue	41,024	40,155

Total revenue	446,786	443,372

Operating Expenses
Direct costs(i)	(302,600)	(316,628)
Earnings from equity accounted investees	825	1,527
General and administration costs	(18,914)	(19,092)

Adjusted EBITDAR (ii)	126,097	109,179
Helicopter lease and associated costs	(48,797)	(55,166)
Depreciation	(27,635)	(38,694)
Restructuring costs	(1,797)	—
Asset impairments	(9,846)	(14,575)
Loss on disposal of assets	(3,026)	(3,299)

Operating income (loss)	34,996	(2,555)

Interest on long-term debt	(30,075)	(39,143)
Foreign exchange gain	10,562	190
Other financing charges	(3,449)	(1,707)

Earnings (loss) from continuing operations before tax	12,034	(43,215)

Income tax expense	(5,022)	(5,491)

Earnings (loss) from continuing operations	7,012	(48,706)
Earnings from discontinued operations, net of tax	467	—

Net earnings (loss)	7,479	$(48,706)

Net earnings (loss) attributable to:
Controlling interest	6,999	(48,415)
Non-controlling interest	480	(291)

Net earnings (loss)	$7,479	$(48,706)

Non-GAAP Financial Measures:
Adjusted net loss (iii)	$7,599	$(26,598)
Adjusted EBITDAR margin (ii)	31.1%	27.1%
HE Rate(iv)	$2,259	$2,243

(i)	Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statement of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)	See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 20 of our unaudited interim consolidated financial statements for the three months ended October 31, 2012 and 2013, each included elsewhere in this Quarterly Report on Form 10-Q. See below for our reconciliation of Adjusted EBITDAR margin.

	For the three months ended October 31,
	2012	2013
Adjusted EBITDAR	$126,097	$109,179

Total revenues less reimbursable revenue	$405,762	$403,217
Adjusted EBITDAR Margin	31.1%	27.1%

(iii)	Adjusted net loss is a non-GAAP measure that has not been prepared in accordance with GAAP and has not been audited or reviewed by our independent auditors. We have chosen to include adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding items such as asset dispositions, asset impairments, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. We believe that this measure is a useful supplemental measure as net loss includes these items, and these items are not meaningful indicators of our ongoing performance. A description of the adjustments to, and reconciliations of, this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	For the three months ended October 31,
	2012	2013
Adjusted net earnings (loss)	$7,599	$(26,598)
Asset impairments	(9,846)	(14,575)
Loss on disposal of assets	(3,026)	(3,299)
Foreign exchange gain	10,562	190
Unrealized gain (loss) on derivatives	2,190	(4,424)

Net earnings (loss)	$7,479	$(48,706)

(iv)	HE Rate is a non-GAAP measure that has not been prepared in accordance with GAAP and has not been audited or reviewed by our independent auditors. HE rate is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted as 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from our fleet. See our “—Key Financial and Operating Metrics” for discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	For the three months ended October 31,
	2012	2013
Helicopter Services total external revenue	$404,298	$408,063
Less: Reimbursable revenues	41,024	40,155

Helicopter Services operating revenue	$363,274	$367,908

HE count	160.8	164.0
HE Rate	$2,259	$2,243

Consolidated Results Summary

For the three months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Helicopter Services(i)	$404,298	$408,063	$3,765	0.9%
Heli-One	42,488	35,309	(7,179)	(16.9)%

Total revenue	446,786	443,372	(3,414)	(0.8)%
Direct costs(ii)	(302,600)	(316,628)	(14,028)	(4.6)%
Helicopter lease and associated costs	(48,797)	(55,166)	(6,369)	(13.1)%

Total direct costs	$(351,397)	$(371,794)	$(20,397)	(5.8)%

Flying hours	42,391	38,768	(3,623)	(8.5)%
# of helicopters	245	238	(7)	(2.9)%
HE count	160.8	164.0	3.2	2.0%
HE Rate	$2,259	$2,243	$(16)	(0.7)%

(i)	Includes revenue from customer reimbursement of fuel costs of $26.4 million for the three months ended October 31, 2012 and $23.4 million for the three months ended October 31, 2013.
(ii)	Includes $27.1 million in fuel costs for the three months ended October 31, 2012, and $23.3 million for the three months ended October 31, 2013.

Consolidated Results of Operations

Revenue

Helicopter Services

For the three months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Eastern North Sea	$92,442	$96,894	$4,452	4.8%
Western North Sea	103,925	103,151	(774)	(0.7)%
Americas	81,091	72,606	(8,485)	(10.5)%
Asia Pacific	82,956	86,636	3,680	4.4%
Africa-Euro Asia	41,759	47,878	6,119	14.7%
Other	2,125	898	(1,227)	(57.7)%

Total	$404,298	$408,063	$3,765	0.9%

The total external revenue for Helicopter Services increased by $3.8 million, or 0.9%, compared to the prior year quarter. The key variances by region were as follows:

•

Eastern North Sea. Revenues in the Eastern North Sea increased by $4.5 million compared to the prior year quarter, primarily due to new contract wins in Norway approximating $4.5 million and additional ad-hoc and other work on existing customer contracts approximating $1.0 million. The increase was partly offset by a $1.6 million revenue decrease from the EC225 suspension.

•

Western North Sea. Revenues in the Western North Sea decreased by $0.8 million compared to the prior year quarter, primarily due to the expiration of a SAR contract in the UK approximating $5.5 million, and decreased ad-hoc work due to reduced helicopter availability from the EC225 suspension of approximately $2.1 million. This decrease in revenue was partially offset by additional revenue of $4.3 million with existing customers in Scotland and of $2.7 million in Ireland as a result of the transition of an existing customer to a more technologically advanced helicopter.

•

Americas. Revenues in the Americas decreased by $8.5 million compared to the prior year quarter, primarily due to the expiration of customer contracts in the Falkland Islands and Canada resulting in approximately $7.5 million lower revenue compared to the prior year quarter. In Brazil, there was a decrease in revenue as a result of the EC225 suspension, approximating $5.4 million. These declines were offset in part by a $4.5 million revenue increase in Nicaragua from a new contract.

•

Asia Pacific. Asia Pacific revenues increased by $3.7 million compared to the prior year quarter, primarily as a result of new contract wins and contract modifications in Australia and Malaysia approximating $9.4 million. These gains were offset in part by the expiry of short term and other contracts in Australia, approximating $5.2 million and by a $1.0 million revenue decrease from the EC225 suspension.

•

Africa-Euro Asia. Africa-Euro Asia revenues increased by $6.1 million compared to the prior year quarter, primarily as a result of contract wins approximating $5.6 million, increased flying activity in Tanzania of $3.6 million and higher activity in Kazakhstan of $2.2 million. Offsetting these increases were contract expirations in Kenya, Namibia and Liberia approximating $4.1 million and lower activity in Mozambique approximating $1.2 million.

Heli-One

Heli-One’s external revenue decreased by $7.2 million, due primarily to decreased non-PBH project sales, including airframe, engine and component work approximating $8.6 million. The decrease in airframe, engine and component work was primarily attributable to fewer airframe maintenance and modification projects completed during the current year quarter compared to the prior year quarter. Conversely, there was an increase in third-party PBH revenue of $1.4 million compared to the prior year quarter, due to the timing of major overhaul work offset in part by lower external third-party flying hours.

Direct Costs

For the three months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Crew costs	$(107,529)	$(109,464)	$(1,935)	(1.8)%
Base and operations and other costs	(95,231)	(91,186)	4,045	4.2%
Maintenance	(58,687)	(74,254)	(15,567)	(26.5)%
Support costs	(41,153)	(41,724)	(571)	(1.4)%

	$(302,600)	$(316,628)	$(14,028)	(4.6)%

Direct costs increased by $14.0 million to $316.6 million compared to the prior year quarter. The increase in direct costs was due primarily to an increase in maintenance expenditures in the current year period, offset in part by a reduction in base and operations and other costs.

Crew costs, including salary, benefits, training and recruitment, increased by $1.9 million to $109.5 million compared to the prior year quarter. Crew costs have primarily increased due to changes in contract activity levels within our Helicopter Services business. Additional costs were experienced as a result of new contract work primarily in the Eastern North Sea and Africa-Euro Asia regions of $3.4 million, with $0.7 million of costs also being incurred in Nigeria due to our renewed presence in that country. These were offset by a reduction in crew costs in other regions, including the Western North Sea of $0.8 million, primarily as a result of changing levels of SAR work, lower crew costs of $1.0 million in Brazil from lower activity and an expired contract in the Falklands Islands for $1.0 million.

Base and operations and other costs, which include our base operations, rechargeable costs, insurance costs and other external expenses, decreased by $4.0 million to $91.2 million compared to the prior year quarter. This decrease was due primarily to a recovery of insurance in the current year quarter.

Maintenance costs increased by $15.6 million to $74.3 million compared to the prior year quarter. This was due to $3.3 million of additional costs incurred in the current period in preparing our EC225 fleet for return to service. In addition, maintenance costs increased over the prior year quarter as a result of continued investment in rotable parts maintenance in our Heli-One business, where the costs incurred for maintenance work on rotable parts are expensed as incurred, and due to higher maintenance activity on helicopters used as replacements during the EC225 suspension.

Support costs increased $0.6 million to $41.7 million compared to the prior year quarter due primarily to $0.5 million higher year over year costs as a result of our new centralized flying operations center and $0.7 million of additional support costs being incurred for our Nigeria operations. These were offset by lower salaries and benefit costs within our Heli-One business of $1.3 million, with the balance related to support cost changes at the regional level due to variations in the levels of contract activity.

Depreciation

Depreciation increased by $11.1 million to $38.7 million compared to the prior year quarter. The increase is primarily due to a depreciation review conducted during the third quarter of fiscal 2013. We plan to exit certain helicopter types after the helicopters complete existing customer contracts over the period from 2014 to 2018. When we conducted our depreciation review, we reduced the useful lives and residual values of 18 helicopters that will be exited and the current year quarter reflects a higher rate of depreciation as a result. Of the current year quarter depreciation expense, $21.8 million was related to Heli-One and $16.9 million was related to Helicopter Services.

Asset impairment

Asset impairment increased by $4.7 million to $14.6 million compared to the prior year quarter. The increase was due primarily to the impairment of assets held for sale which increased due to changes in market conditions.

Interest on Long-Term Debt

Interest on long-term debt increased by $9.1 million to $39.1 million compared to the prior year quarter primarily due to additional interest expense on the $200.0 million in senior secured notes issued on October 5, 2012 and the $300.0 million of senior unsecured notes issued on May 13, 2013. This was offset in part by a decrease in interest on our revolving credit facility of $1.2 million, due to repayments of this facility.

Foreign Exchange Gain

Foreign exchange gain decreased by $10.4 million to a gain of $0.2 million compared to the prior year quarter, primarily due to foreign exchange losses arising on a net Australia dollar payable position held by non-Australia functional currency entities, as the Australia dollar gained strength in the current year quarter. This was offset by foreign exchange gains on receivables denominated in the British Pound, Euros and Danish Kroner, whose value increased in certain subsidiaries due to the weakening U.S. dollar.

Other Financing Charges

Other financing charges decreased by $1.7 million to $1.7 million due to a $10.0 million fee settlement which was primarily offset by a net loss on the valuation of derivatives and embedded derivatives of $6.0 million and a higher net interest cost on bank accounts of $1.8 million, compared to the prior year quarter.

Income Tax Expense

Income tax expense increased by $0.5 million to an income tax expense of $5.5 million compared to the prior year quarter. The effective tax rate for the current year period is (13)% compared to 42% in the prior year quarter. The below table provides a breakdown of the items which caused the change in income tax expense between the current year quarter and the prior year quarter:

(In thousands of U.S. dollars)	Increase/(decrease) in tax expense	Effective tax rate
Income tax expense at October 31, 2012	$5,022	42%
Change in taxable income calculated at statutory rate	(16,023)
Rate differences in various jurisdictions	2,723
Non-deductible items	12,914
Functional currency adjustments	(693)
Valuation allowance	258
Other items	1,290

Income tax expense at October 31, 2013	$5,491	(13)%

The increase in the income tax expense as compared to the prior year quarter was primarily due to an increase in non-deductible items and due to a higher proportion of income being in earned higher tax rate jurisdictions, offset by the change in taxable income calculated at the statutory rate. The increase in non-deductible items of $12.9 million was related primarily to a higher level of non-deductible interest due to tax legislative changes which have occurred in Norway and in the Netherlands. Income tax expense increased by $2.7 million due to rate differences in various jurisdictions due to the decrease in taxable income in lower tax rate jurisdictions in the current year quarter as compared to the prior year quarter.

Non-Controlling Interest

Net loss allocated to non-controlling interest increased by $0.8 million to $0.3 million, due to net losses in EEA Helicopters Operations B.V. (“EHOB”). See Note 2 of our interim unaudited consolidated financial statements for a further discussion on EHOB.

Segmented Results of Operations

During the year ended April 30, 2013, the Company’s chief operating decision maker (the “CODM”) decided to tightly integrate helicopter planning with our Helicopter Services’ commercial operations. As a result, the fleet division previously included in the Corporate Segment was combined with Helicopter Services in the financial information provided to the CODM. Heli-One revenues were also restated to exclude the elimination of inter-company profits on the internal base maintenance work performed for our internal fleet of helicopters. The segmented information for the prior year quarter has been restated in the financial information provided to the CODM to reflect the reclassification of the financial information for both of these changes.

Helicopter Services

For the three months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Operating revenue	$363,274	$367,908	$4,634	1.3%
Reimbursable revenue	41,024	40,155	(869)	(2.1)%

Total third-party revenue	404,298	408,063	3,765	0.9%
Internal revenue	1,288	1,354	66	5.1%

Total revenue	405,586	409,417	3,831	0.9%
Direct costs	(289,482)	(298,006)	(8,524)	(2.9)%
Earnings from equity accounted investees	825	1,527	702	85.1%

Adjusted EBITDAR	$116,929	$112,938	$(3,991)	(3.4)%

Adjusted EBITDAR margin(i)	32.1%	30.6%	(1.5)	(4.7)%
Flight Hours	42,391	38,768	(3,623)	(8.5)%
# of Helicopters	245	238	(7)	(2.9)%
Helicopter lease and associated costs	$(48,797)	$(55,166)	$(6,369)	(13.1)%
HE count(ii)	160.8	164.0	3.2	2.0%
HE Rate(ii)	$2,259	$2,243	$(16)	(0.7)%

(i)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.
(ii)	HE Rate is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50% respectively to arrive at a single HE count, excluding helicopters expected to be retired from our fleet. Quarterly figures are an average of two quarters.

Helicopter Services Adjusted EBITDAR decreased by $4.0 million to $112.9 million compared to the prior year quarter. Adjusted EBITDAR margin declined slightly by 1.5% compared to the prior year quarter. The primary changes in Adjusted EBITDAR at the regional level were due to:

•

Eastern North Sea. The Eastern North Sea’s Adjusted EBITDAR decreased by $3.0 million over the prior year quarter and Adjusted EBITDAR margin decreased by 4.7%, principally due to the mix of contracts in the current year quarter and due to the EC225 suspension. This was offset by contract wins and increases in short-term and ad-hoc contract work.

•

Western North Sea. The Adjusted EBITDAR in the Western North Sea decreased by $2.3 million over the prior year quarter and Adjusted EBITDAR margin decreased by 2.3%. Compared to the prior year quarter, Adjusted EBITDAR was negatively impacted by the expiration of UK SAR contract work, which was offset by additional contract work in Scotland and an existing customer’s switch to a more technologically advanced helicopter type in Ireland.

•

Americas. Adjusted EBITDAR decreased $4.3 million over the prior year quarter, and Adjusted EBITDAR margin decreased by 3.4%. This was due to the EC225 suspension and the expiry of contracts in the Falkland Islands and in Canada, offsetting a new contract win in Nicaragua, which resulted in a net decrease of $1.9 million in Adjusted EBITDAR compared to the prior year quarter.

•

Africa-Euro Asia and Asia Pacific. The Africa-Euro Asia region Adjusted EBITDAR increased by $0.5 million, and Adjusted EBITDAR margin decreased by 4.7% as a result of new contract wins offset by expirations. In addition, higher costs of $2.2 million were incurred in Nigeria compared to the prior year quarter, where we incurred additional crew, base and other costs due to the set up of operations within Nigeria. Asia Pacific’s Adjusted EBITDAR increased by $0.6 million over the prior year quarter and Adjusted EBITDAR margin decreased by 0.3%. This was due to new contract wins offset by the expiry of customer contract terms in certain regions.

The balance of the change in Adjusted EBITDAR relates to the results of our fleet operations, centralized costs and earnings from equity accounted investees compared to the prior year quarter. In the current year quarter, earnings from equity accounted investees have increased by $0.7 million.

Helicopter leasing costs increased by $6.4 million to $55.2 million, due primarily to an increase in technologically advanced helicopter operating leases entered into during the current year quarter, which have a higher lease cost. We are acquiring technologically advanced helicopters to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.

Heli-One

For the three months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Third-party revenue	$42,488	35,309	$(7,179)	(16.9)%
Internal revenue	78,373	68,785	(9,588)	(12.2)%

Total revenue	120,861	104,094	(16,767)	(13.9)%
Direct Costs	(91,760)	(88,130)	3,630	4.0%

Adjusted EBITDAR	$29,101	15,964	$(13,137)	(45.1)%

Adjusted EBITDAR Margin	24.1%	15.3%	(8.8)%	(36.5)%

Heli-One’s Adjusted EBITDAR decreased by $13.1 million to $16.0 million and Adjusted EBITDAR margin declined by 8.8% compared to the prior year quarter. The primary changes compared to the prior year quarter were as follows:

•

There was an increase in maintenance costs for the EC225 return to service, maintenance of rotables parts to improve helicopter availability and higher maintenance activity on helicopters used as replacements during the EC225 suspension. This decreased Adjusted EBITDAR by approximately $7.0 million, impacting Adjusted EBITDAR margin by 4.5%, compared to the prior year quarter;

•

There were lower internal and external flight hours which reduced revenue earned in the period which resulted in decreased Adjusted EBITDAR margin of $3.4 million, impacting Adjusted EBITDAR margin by 2.3%; and

•

There was a decrease in Adjusted EBITDAR from lower non-PBH revenues due to the timing of the completion of airframes, components and engines work which resulted in an unfavorable impact of $3.1 million, impacting Adjusted EBITDAR margin by 2.0%.

Summary Results of Operations

(Expressed in thousands of United States dollars)

	For the six months ended:
	October 31, 2012	October 31, 2013
Operating Revenue	$779,790	$776,276
Reimbursable Revenue	83,065	82,027

Total revenue	862,855	858,303

Operating Expenses
Direct costs (i)	(600,257)	(604,455)
Earnings from equity accounted investees	1,837	3,918
General and administration costs	(37,439)	(37,153)

Adjusted EBITDAR (ii)	226,996	220,613
Helicopter lease and associated costs	(97,227)	(110,445)
Depreciation	(55,945)	(70,751)
Restructuring costs	(3,727)	—
Asset impairments	(16,347)	(21,899)
Loss on disposal of assets	(4,617)	(4,421)

Operating income	49,133	13,097

Interest on long-term debt	(59,958)	(77,720)
Foreign exchange gain (loss)	3,161	(12,958)
Other financing income (charges)	(11,603)	4,117

Loss from continuing operations before tax	(19,267)	(73,464)

Income tax expense	(6,303)	(10,799)

Loss from continuing operations	(25,570)	(84,263)

Earnings from discontinued operations, net of tax	812	—

Net loss	(24,758)	(84,263)

Net earnings (loss) attributable to:
Controlling interest	(26,106)	(86,620)
Non-controlling interest	1,348	2,357

Net loss	$(24,758)	$(84,263)

Non-GAAP Financial Measures:
Adjusted net loss (iii)	$(3,991)	$(55,325)
Adjusted EBITDAR margin (ii)	29.1%	28.4%
HE Rate (iv)	$4,413	$4,292

(i)	Direct costs in the information above excludes helicopter lease and associated costs. These costs are combined in the consolidated statement of operations, which are included in the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(ii)	See “—Key Financial and Operating Metrics” for the definition and discussion of these non-GAAP measures. Additional information about our Adjusted EBITDAR, including a reconciliation of this measure to our consolidated financial statements is also provided in Note 20 of our unaudited interim consolidated financial statements for the six months ended October 31, 2012 and 2013, each included elsewhere in this Quarterly Report on Form 10-Q. See below for our reconciliation of Adjusted EBITDAR margin.

	For the six months ended October 31,
	2012	2013
Adjusted EBITDAR	$226,996	$220,613

Total revenues less reimbursable revenue	$779,790	$776,276
Adjusted EBITDAR Margin	29.1%	28.4%

(iii)	Adjusted net loss is a non-GAAP measure that has not been prepared in accordance with GAAP and has not been audited or reviewed by our independent auditors. This financial measure is therefore considered a non-GAAP financial measure. We have chosen to include adjusted net loss as it provides us with an understanding of the results from the primary activities of our business by excluding items such as asset dispositions, asset impairments, the revaluation of our derivatives and foreign exchange gain (loss), which is primarily driven by the translation of U.S. dollar balances in entities with a non-U.S. dollar functional currency. We believe that this measure is a useful supplemental measure as net loss includes these items, and these items are not meaningful indicators of our ongoing performance. A description of the adjustments to, and reconciliations of, this non-GAAP financial measure to the most comparable GAAP financial measure is as follows:

	For the six months ended October 31,
	2012	2013
Adjusted net loss	$(3,991)	$(55,325)
Asset impairments	(16,347)	(21,899)
Loss on disposal of assets	(4,617)	(4,421)
Foreign exchange gain (loss)	3,161	(12,958)
Unrealized gain (loss) on derivatives	(2,964)	10,340

Net loss	$(24,758)	$(84,263)

(iv)	The HE Rate is calculated as the third-party operating revenue from the Helicopter Services Segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet for that period. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50%, respectively, to arrive at a single HE count, excluding helicopters expected to be retired from our fleet. See our “—Key Financial and Operating Metrics” for discussion of this non-GAAP financial measure. See below for the reconciliation of HE Rate.

	For the six months ended October 31,
	2012	2013
Helicopter Services total external revenue	$795,821	$795,365
Less: Reimbursable revenues	83,065	82,027

Helicopter Services operating revenue	$712,756	$713,338

HE count	161.5	166.2
HE Rate	$4,413	$4,292

Consolidated Results Summary

For the six months ended October 31,

(In thousands of U.S. dollars)

	2012	2013	$ Change	% Change
Helicopter Services (i)	$795,821	$795,365	$(456)	(0.1)%
Heli-One	67,034	62,938	(4,096)	(6.1)%

Total revenue	862,855	858,303	(4,552)	(0.5)%
Direct costs (ii)	(600,257)	(604,455)	(4,198)	(0.7)%
Helicopter lease and associated costs	(97,227)	(110,445)	(13,218)	(13.6)%

Total direct costs	$(697,484)	$(714,900)	$(17,416)	(2.5)%

Flying hours	85,763	77,924	(7,839)	(9.1)%
# of helicopters	245	238	(7)	(2.9)%
HE count	161.5	166.2	4.7	2.9%
HE Rate	$4,413	$4,292	$(121)	2.7%

(i)	Includes revenue from customer reimbursement of fuel costs of $52.2 million for the six months ended October 31, 2012 and $47.6 million for the six months ended October 31, 2013.
(ii)	Includes $53.0 million in fuel costs for the six months ended October 31, 2012, and $47.9 million for the six months ended October 31, 2013.

Consolidated Results of Operations

Revenue

Helicopter Services

For the six months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Eastern North Sea	$177,455	$191,606	$14,151	8.0%
Western North Sea	206,572	203,774	(2,798)	(1.4)%
Americas	156,772	131,274	(25,498)	(16.3)%
Asia Pacific	163,857	172,296	8,439	5.2%
Africa-Euro Asia	87,078	94,596	7,518	8.6%
Other	4,087	1,819	(2,268)	(55.5)%

Total	$795,821	$795,365	$(456)	(0.1)%

The total external revenue for Helicopter Services was relatively flat compared to the prior year period, with the results for the overall period influenced by the continued suspension of the EC225 helicopters. The key variances by region were as follows:

•

Eastern North Sea. Revenues in the Eastern North Sea increased by $14.2 million compared to the prior year period, primarily due to new contract wins in the oil and gas sector in Norway resulting in a $19.0 million increase in revenues. The increase was offset due to lost revenue as a result of the EC225 suspension of $4.9 million.

•

Western North Sea. Revenues in the Western North Sea decreased by $2.8 million compared to the prior year period, primarily due to the expiration of a UK SAR contract which reduced revenue by $8.8 million, the expiry of a contract in Denmark of $7.3 million and decreased ad-hoc work due to the EC225 suspension of $5.5 million. This decrease in revenue was offset by revenue gains with existing customers in Scotland, primarily for additional helicopters with oil and gas customers of $9.1 million, in Ireland with $5.3 million of additional revenue earned as a result of the transition of an existing customer to more technologically advanced helicopters, and primarily short term contract work in England for $4.2 million.

•

Americas. Revenues in the Americas decreased by $25.5 million compared to the prior year period, primarily due to decreased revenue activity in Brazil of $20.3 million as a result of the EC225 suspension. In addition the expiration of customer contracts in the Falkland Islands and Canada decreased revenue by $12.9 million. These decreases were offset by a $7.3 million increase in revenue from a contract win in Nicaragua.

•

Asia Pacific. Asia Pacific revenues increased by $8.4 million compared to the prior year period, primarily as a result of new contract wins and contract modifications in Australia and Malaysia approximating $20.5 million. These increases were offset by the end of certain customer contracts and reductions in revenues earned with existing customers in Australia approximating $11.8 million, and by lost revenue of $1.7 million from the EC225 suspension.

•

Africa-Euro Asia. Africa-Euro Asia revenues increased by $7.5 million compared to the prior year period, primarily as a result of contract wins of $7.4 million, increased flying activity in Tanzania and Mozambique of $4.2 million and higher activity in Kazakhstan approximating $2.3 million. Offsetting these increases were contract expirations in Kenya, Namibia and Liberia approximating $6.4 million.

Heli-One

Heli-One’s external revenue decreased by $4.1 million compared to the prior year period. This was due primarily to a decrease in non-PBH project sales, including airframe, engine and component work, attributable to fewer airframe maintenance and modification projects completed during the current year period.

Direct Costs

For the six months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Crew costs	$(209,973)	$(217,427)	$(7,454)	(3.5)%
Base and operations and other costs	(185,257)	(176,338)	8,919	4.8%
Maintenance	(125,084)	(122,368)	2,716	2.2%
Support costs	(79,943)	(88,322)	(8,379)	(10.5)%

	$(600,257)	$(604,455)	$(4,198)	(0.7)%

Direct costs increased by $4.2 million to $604.5 million compared to the prior year period. The increase in direct costs was due primarily to an increase in crew and support costs in the current year period, offset by a reduction in maintenance and base and operations and other costs.

Crew costs, including salary, benefits, training and recruitment, increased by $7.5 million to $217.4 million compared to the prior year period. Crew costs have increased primarily due to changes in contract activity levels within our Helicopter Services business which have led to the hiring of additional crew. The increase in costs compared to the prior year period were experienced as a result of new contract work primarily in the East North Sea of $3.9 million, in Australia for $4.2 million, and Nigeria for $2.1 million due to our renewed presence in that country. These increases were offset by a reduction in crew costs in other regions, including the Falkland Islands, for $2.1 million.

Base and operations and other costs, which include our base operations, rechargeable costs, insurance costs and other external expenses, decreased by $8.9 million to $176.3 million compared to the prior year period. This decrease was due primarily to a change in our insurance costs over the prior year period as a result of the receipt of insurance recoveries, offset by higher reimbursable costs which are recharged to customers.

Maintenance costs decreased by $2.7 million to $122.4 million compared to the prior year period. Maintenance costs declined in part because we received cash and immediately available credits, in light of the EC225 suspension, which were booked as reductions to maintenance costs as they related to short-term performance issues. This was offset by $10.1 million of additional costs incurred in the current period in preparing the Eurocopter EC225 helicopters for return to service. Furthermore, maintenance costs increased over the prior year period as a result of continued additional spend on rotable parts maintenance in our MRO business, where the costs incurred for the maintenance work on rotable parts are expensed as incurred, and due to higher maintenance activity on helicopters used as replacements during the EC225 suspension. We do not expect any adjustments in future periods for short-term performance issues for the EC225 suspension and we expect our maintenance costs to return to a level comparative to normal activity.

Support costs increased $8.4 million to $88.3 million compared to the prior year period due primarily to $1.5 million of higher year over year costs as a result of our new centralized flying operations center, $2.3 million of additional support costs being incurred for the start up of our Nigeria operations, $1.9 million of higher salaries and benefits costs in our head office location, which were offset by lower salaries and benefit and consulting costs within our Heli-One business of $1.7 million. The balance of the change in support costs related to variations in the levels of contract activity.

Depreciation

Depreciation increased by $14.8 million to $70.8 million compared to the prior year period. The increase is primarily due to a depreciation review conducted during the third quarter of fiscal 2013. We plan to exit certain helicopter types after the helicopters complete existing customer contracts over the period from 2014 to 2018. When we conducted our depreciation review, we reduced the useful lives and residual values of 18 helicopters that will be exited and the current year quarter reflects a higher rate of depreciation as a result. Of the current year period depreciation expense, $43.0 million was related to Heli-One and $27.8 million was related to Helicopter Services.

Asset impairment

Asset impairment increased by $5.6 million to $21.9 million compared to the prior year period. The increase was due primarily to the impairment of assets held for sale which increased due to changes in market conditions.

Interest on Long-Term Debt

Interest on long-term debt increased by $17.8 million to $77.7 million compared to the prior year period due primarily to the interest accrued on the additional $200.0 million in senior secured notes issued on October 5, 2012 and the $300.0 million of senior unsecured notes issued on May 13, 2013. This was offset by a decrease in interest on our revolving credit facility of $3.4 million, due to repayments of this facility.

Foreign Exchange Loss

Foreign exchange loss increased by $16.1 million to a loss of $13.0 million compared to the prior year period, primarily due to the strengthening of the U.S. dollar denominated net liability positions in entities with Norwegian Kroner and Australian dollar functional currencies.

Other Financing Income (Charges)

Other financing income increased by $15.7 million to $4.1 million compared to the prior year period primarily from a $10.0 million fee settlement and by a net gain on the valuation of derivatives and embedded derivatives of $12.5 million. This was offset by higher net interest cost on bank accounts of $3.0 million and $2.4 million of higher amortization of deferred financing fees.

Income Tax Expense

Income tax expense increased by $4.5 million to $10.8 million compared to the prior year period. The effective tax rate for the current year period is (15)% compared to (33)% in the prior year period. The below table provides a breakdown of the items which caused the change in tax expense between the current year period and the prior year period:

(In thousands of U.S. dollars)	Increase/(decrease) in tax expense	Effective tax rate
Income tax expense at October 31, 2012	$6,303	(33)%
Change in taxable income calculated at statutory rate	(15,718)
Rate differences in various jurisdictions	(916)
Non-deductible items	16,005
Functional currency adjustments	313
Valuation allowance	9,298
Other items	(4,486)

Income tax expense at October 31, 2013	$10,799	(15)%

The increase in the income tax expense as compared to the prior year period was due to an increase in non-deductible items, a higher proportion of income being in higher rate tax jurisdictions and a higher valuation allowance offset by a change in taxable income as calculated at the statutory rate. The increase in non-deductible items of $16.0 million was related primarily to a higher level of non-deductible interest due to tax legislative changes which have occurred in Norway and in the Netherlands. The increase in valuation allowance was due to a change in our assessment of the realizability of certain tax assets in future years compared to the prior year period. This resulted in a net increase in the valuation allowance of $9.3 million, primarily in relation to deferred tax assets in Australia, the United States, Netherlands, Barbados and Norway. Other items include the impact of higher levels of non-taxable income in foreign jurisdictions, which decreased the tax expense by $4.7 million compared to the prior year period.

Non-Controlling Interest

Net earnings allocated to non-controlling interest increased by $1.0 million to $2.4 million, due to net earnings in EEA Helicopters Operations B.V. (“EHOB”). See Note 2 of our interim unaudited consolidated financial statements for a further discussion on EHOB.

Segmented Results of Operations

During the year ended April 30, 2013, the Company’s chief operating decision maker (the “CODM”) decided to tightly integrate helicopter planning with our Helicopter Services’ commercial operations. As a result, the fleet division previously included in the Corporate Segment was combined with Helicopter Services in the financial information provided to the CODM. Heli-One’s revenues were also restated to exclude the elimination of inter-company profits on the internal base maintenance work performed for our internal fleet of helicopters. The segmented information for the prior year period has been restated in the financial information provided to the CODM to reflect the reclassification of the financial information for both of these changes.

Helicopter Services

For the six months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Operating revenue	$712,756	$713,338	$582	0.1%
Reimbursable revenue	83,065	82,027	(1,038)	(1.2)%

Total third-party revenue	795,821	$795,365	(456)	(0.1)%
Internal revenue	2,137	1,778	(359)	(16.8)%

Total revenue	797,958	797,143	(815)	(0.1)%
Direct costs	(577,106)	(559,494)	17,612	3.1%
Earnings from equity accounted investees	1,837	3,918	2,081	113.3%

Adjusted EBITDAR	222,689	$241,567	$18,878	8.5%

Adjusted EBITDAR margin (i)	31.1%	33.8%	2.7%	8.7%
Flight Hours	85,763	77,924	(7,839)	(9.1)%
# of Helicopters	245	238	(7)	(2.9)%
Helicopter lease and associated costs	$(97,227)	$(110,445)	$(13,218)	(13.6)%
HE count (ii)	161.5	166.2	4.7	2.9%
HE Rate (ii)	$4,413	$4,292	$(121)	(2.7)%

(i)	Adjusted EBITDAR margin is calculated as Adjusted EBITDAR divided by total revenue less reimbursable revenue. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursement expense in direct costs.
(ii)	HE Rate is the third-party operating revenue from the Helicopter Services segment excluding reimbursable revenue divided by a weighted average factor corresponding to the number of heavy and medium helicopters in our fleet. Our heavy and medium helicopters, including owned and leased, are weighted at 100% and 50% respectively to arrive at a single HE count, excluding helicopters expected to be retired from our fleet. Quarterly figures are an average of two quarters.

Helicopter Services Adjusted EBITDAR increased by $18.9 million to $241.6 million compared to the prior year period. Adjusted EBITDAR improved in the North Sea, Africa-Euro Asia and in our Asia Pacific regions, and was flat in the Americas. Adjusted EBITDAR margin improved by 2.7% compared to the prior year period. The primary changes in Adjusted EBITDAR at the regional level were due to:

•

Eastern North Sea. The Eastern North Sea’s Adjusted EBITDAR increased by $2.7 million over the prior year period and Adjusted EBITDAR margin decreased by 0.6%. This was principally due to the impact of contract wins and other higher short-term and ad-hoc contract work in the period compared to the prior year period. This was offset as a result of lower revenues in the period as a result of the EC225 suspension.

•

Asia Pacific. Asia Pacific’s Adjusted EBITDAR increased by $9.8 million and Adjusted EBITDAR margin increased by 5.2%, primarily due to margins from new contracts in Australia combined with an increase in oil and gas activities in Southeast Asia, including East Timor.

•

Africa-Euro Asia. Adjusted EBITDAR increased by $3.7 million and Adjusted EBITDAR margin increased by 0.2%. This was due to new contract wins in the region and higher activity in Turkey, Mozambique, Kazakhstan and other African countries of $10.0 million, offset by lower activity in Equatorial Guinea and Azerbaijan, which decreased Adjusted EBITDAR by $1.3 million. In addition, higher costs of $4.6 million were incurred in Nigeria compared to the prior year period, where we incurred additional crew, base and other costs due to the set up of operations within Nigeria.

The balance of the change in Adjusted EBITDAR relates to changes in the results of operations in our other regions and fleet operations, from centralized costs and earnings from equity accounted investees compared to the prior year period. In the current year period, earnings from equity accounted investees have increased by $2.1 million.

Helicopter leasing costs increased by $13.2 million to $110.4 million, due primarily to an increase in technologically advanced helicopter operating leases entered into during the current year period, which have a higher lease cost. We are acquiring technologically advanced helicopters to meet customers’ needs as they continue exploration and development into deeper waters. We anticipate that we will continue to finance helicopters through operating leases and may make strategic decisions as required to purchase certain helicopters outright. The purchase of helicopters allows for greater jurisdictional flexibility as some lease agreements restrict the movement of helicopters to certain countries.

Heli-One

For the six months ended October 31,

(In thousands of U.S. dollars)

			Favorable (Unfavorable)
	2012	2013	$ Change	% Change
Third-party revenue	$67,034	$62,938	$(4,096)	(6.1)%
Internal revenue	146,983	138,467	(8,516)	(5.8)%

Total revenue	214,017	201,405	(12,612)	(5.9)%
Direct costs	(171,103)	(183,818)	(12,715)	(7.4)%

Adjusted EBITDAR	$42,914	$17,587	$(25,327)	(59.0)%

Adjusted EBITDAR Margin	20.1%	8.7%	(11.4)%	(56.7)%

Heli-One generates the majority of its revenue by supporting internal flying operations. Adjusted EBITDAR decreased by $25.3 million to $17.6 million and Adjusted EBITDAR margin decreased by 11.4% compared to the prior year period. The primary changes compared to the prior year period were as follows:

•

Increased costs are related to the EC225 return to service, the maintenance of rotables parts to improve helicopter availability and higher maintenance activity on helicopters used as replacements during the EC225 stand-down. This had an unfavorable impact on Adjusted EBITDAR of $17.5 million, which impacted Adjusted EBITDAR margin by 7.8%;

•	Lower internal and external revenue from flight hours reduced PBH revenue which had an unfavorable impact on Adjusted EBITDAR of $7.0 million, which impacted Adjusted EBITDAR margin by 3.1%; and

•

There was a decrease in non-PBH revenues due to the timing of completion of airframes, components and engines work in the current year period which resulted in an unfavorable Adjusted EBITDAR impact of $1.0 million, which impacted Adjusted EBITDAR margin by 0.5%.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

Analysis of Historical Cash Flows

For the six months ended October 31,

(In thousands of U.S. dollars)

	2012	2013
Cash used in operating activities	$(23,758)	$(23,814)
Cash provided by financing activities	125,529	147,138
Cash used in investing activities	(84,396)	(150,944)
Effect of exchange rate changes on cash and cash equivalents	(4,144)	(11,992)

Change in cash and cash equivalents during the period	$13,231	$(39,612)

Cash Flows Used In Operating Activities

Cash flows used in operating activities were flat compared to the prior year period due to higher results from operations, adjusted for non-cash items and working capital movements of $6.8 million offset by higher pension contributions of $5.5 million and higher cash payments for deferred lease financing costs of $1.4 million.

Pension contributions and benefits paid increased primarily due to the timing of funding compared with the prior year period and increased pension contributions in Norway. Favorable changes in operating capital were driven by a decrease in receivables of $57.9 million as the result of collections, $21.3 million of higher deferred revenue related to contract activity offset by a $30.1 million decrease in accounts payable, due to the timing of supplier payments. Cash financing charges increased due to the issuance of the additional $200.0 million in senior secured notes issued on October 5, 2012 and the $300.0 million of senior unsecured notes issued on May 13, 2013 and the change in realized foreign exchange cash flows compared to the prior year period.

One of our continued areas of focus is the improvement of our cash flows through operational growth. We have implemented a number of initiatives, but have not consistently decreased our use of cash in operations. No assurance can be given that our efforts to reduce operational cash requirements, including continued efforts to achieve greater cost efficiencies through our broad transformation program, will be effective. The business may not generate sufficient net cash from operating activities and future borrowings may not be available in amounts sufficient to enable us to service our debt or to fund our other liquidity needs. It is currently expected that the net cash from operating activities will, together with our ability to access financing through our existing senior secured revolving credit facilities, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets, be sufficient to meet the on-going cash flow requirements. If we are unable to meet our debt obligations or fund other liquidity needs, alternative financing plans may need to be undertaken, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments or raising additional capital. See “Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” in Part II below.

Cash Flows Provided By Financing Activities

Cash flows provided by financing activities increased by $21.6 million to $147.1 million compared to the prior year period primarily due to proceeds from the issuance of senior unsecured notes of $294.0 million, net of deferred financing costs on May 13, 2013, and by $60.0 million due to proceeds from the issuance of capital stock. In the prior year period, $202.0 million of senior secured notes were issued and no capital stock was issued. This net increase over the prior year period was partially offset by a decrease in the draws on the revolving credit facility net of repayments of $29.8 million, a decrease in the securitization of accounts receivables of $19.3 million, due to timing in the funding of receivables, and dividend payments to our parent of $85.1 million in the current year period. No dividend was paid in the prior year period.

The gross proceeds from the senior unsecured notes of $300.0 million were used to repay the borrowings under our senior secured revolving credit facility and to fund general working capital requirements. We also incurred financing fees of $6.0 million, which are being amortized over the term of the senior unsecured notes. The senior unsecured notes were issued under an indenture dated May 13, 2013 among the Company, the guarantors named therein and The Bank of New York, as trustee. The senior unsecured notes have an aggregate principal value of $300.0 million, were issued at par value, bear interest at an annual rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021.

Cash Flows Used In Investing Activities

Cash flows used in investing activities increased by $66.5 million to $150.9 million compared to the prior year period due primarily to an increase in property and equipment additions of $85.3 million. In the current year period, there was a higher level of lease buyout activity and helicopter purchases compared to the prior year period. In addition, there was an increase of $51.8 million in helicopter deposits in the current year period compared to the prior year period. The increase to investing activity was offset by higher proceeds from disposals of property and equipment, which includes proceeds from sale and leaseback transactions. The proceeds from disposal increased by $75.8 million compared to the prior year period.

Distributions of $1.7 million from our equity accounted investments were received in the current year period. No distributions were received in the prior year period.

Liquidity and Sources of Liquidity

At October 31, 2013, our liquidity totaled $429.4 million, which was comprised of cash and cash equivalents of $84.1 million, unused capacity under the senior secured revolving credit facility of $306.6 million, net of letters of credit of $53.4 million, plus undrawn overdraft facilities of $38.7 million. Our cash requirements include our normal operations as well as our debt and other contractual obligations as discussed under the caption “Future Cash Requirements” below. On May 13, 2013, we issued $300.0 million of senior unsecured notes which increased our overall liquidity. The aggregate principal value of $300.0 million in senior unsecured notes were issued at par, bear interest at an annual rate of 9.375% with semi-annual interest payments on June 1 and December 1 and mature on June 1, 2021. The net proceeds from the senior unsecured notes were used to repay the borrowings under our senior secured revolving credit facility and to fund general working capital requirements. Annual cash requirements have increased by approximately $28.1 million due to the additional interest payment obligations on the senior unsecured notes.

The ability to satisfy long-term debt obligations, including repayment of principal and interest will depend on future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. Our earnings and cash flow may vary significantly from year to year due. As a result, the amount of debt that can be managed in some periods may not be appropriate in other periods. In addition, future cash flows may be insufficient to meet debt obligations and commitments, including our senior notes, and our senior secured revolving credit facility. Any insufficiency could negatively impact the business. In addition, each of the indentures governing our senior unsecured notes and senior secured notes allows us to incur additional indebtedness. The incurrence of additional indebtedness could negatively affect the repayment of principal and interest on the debt, including the senior unsecured notes and senior secured notes. We may face delays in obtaining cash from our subsidiaries in certain jurisdictions to fund future cash requirements due to central banking legislation or other regulations in these jurisdictions. These restrictions have not and are not expected to have an impact on our ability to meet our obligations. We believe that our existing and future cash flows, as well as our ability to access financing through the senior secured credit facility, other financing markets, new operating leases and proceeds from the sale of helicopters and other assets are sufficient to meet our on-going cash flow requirements. Similarly, we expect that our transformation program will generate new initiatives to create greater liquidity. However, our net earnings have been insufficient to cover our fixed charges since 2008. If cash flow from operations is insufficient to satisfy the debt obligations, alternative financing plans may need to be undertaken, such as refinancing or restructuring the debt, selling assets, reducing or delaying capital investments or raising additional capital or indebtedness. Any alternative financing plans that may be undertaken by us, if necessary, may not be sufficient to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including obligations under the notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects. See “Risk Factors – Risks Related to Our Net Losses and Our Indebtedness– Our level of indebtedness could affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage” in Part II below.

Sources of Liquidity

On October 5, 2012, we issued an additional $200.0 million of senior secured notes. The additional senior secured notes were issued under the same indenture that governs the $1.1 billion of senior secured notes that were previously issued in October 2010. The additional senior secured notes in an aggregate principal amount of $200.0 million were issued at 101.0% of par value, bear interest at an annual rate of 9.25% with semiannual interest payments due on April 15 and October 15 and mature on October 15, 2020. The gross proceeds from the senior secured notes of $202.0 million were used to repay a portion of the outstanding borrowings under our senior secured revolving credit facility. We also incurred financing fees of $3.8 million, which are being amortized over the term of the senior secured notes.

On May 13, 2013, we issued $300.0 million of senior unsecured notes which increased our overall liquidity. The aggregate principal amount of $300.0 million in senior unsecured notes were issued at par value, bear interest at an annual rate of 9.375% with semi-annual interest payments due on June 1 and December 1 and mature on June 1, 2021. The senior unsecured notes are guaranteed by CHC Helicopter Holding S.à r.l., and by its direct parent entity, 6922767 Holding S.à r.l., and by each of its direct and indirect restricted subsidiaries existing in Security jurisdictions on the date of issuance. The net proceeds from the notes were used to repay the borrowings under our senior secured revolving credit facility. We also incurred financing fees of approximately $6.0 million, which will be amortized over the term of the senior unsecured notes.

The senior secured revolving credit facility for $375.0 million is held by a syndicate of financial institutions for a term of five years and bears interest at the alternate base rate, LIBOR, Canadian Prime Rate or EURIBOR, plus an applicable margin that ranges from 2.75% to 4.50%. The senior secured revolving credit facility is secured on a super senior first priority basis and ranks equally with the senior secured note holders except for payments upon enforcement and insolvency, where the revolving credit facility will rank before the senior secured note holders. The senior secured notes and revolving credit facility are guaranteed on a first-priority lien basis by most of our subsidiaries on a joint and several basis. For information about the financial position and results of operations of our non-guarantor subsidiaries, see Note 21 of our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

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

Future Cash Requirements

Operating Lease Commitments

We are party to helicopters operating leases with 19 lessors in respect of 165 helicopters included in our fleet as of October 31, 2013. As of October 31, 2013, these leases had expiry dates ranging from fiscal 2014 to 2024. We have the option to purchase the majority of our leased helicopters for agreed amounts that do not constitute bargain purchase options, but have no commitment to do so. With respect to such leased helicopters, substantially all of the costs of major inspections of airframes and the costs to perform inspections, major repairs and overhauls of major components are at our expense. We will either perform this work internally through our Heli-One business or have the work performed by an external repair and overhaul service provider. For more information, see Note 18 of our unaudited consolidated financial statements for the three and six months ended October 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

At October 31, 2013, we had commitments with respect to operating leases for helicopters, buildings, land and equipment. For helicopters leases expiring in the next twelve months, we have the option to refinance these leases, purchase the helicopters or return the helicopters under the agreement terms.

The terms of certain of our helicopter lease agreements impose operating and financial limitations on us. Such agreements limit the extent to which we may, among other things, incur indebtedness and fixed charges relative to our level of consolidated adjusted earnings before interest, taxes, depreciation and amortization.

Generally, in the event of a covenant breach by us under our leases, the lessor has the option to terminate the lease and require the return of the helicopter that is subject of the leases , with the repayment of any arrears of related lease payments plus the present value of all future related lease payments and certain other amounts, which could be material to our financial position. The helicopters would then be sold and the surplus, if any, returned to us. Alternatively, we could exercise our option to purchase the helicopters.

Other Commitments

As at October 31, 2013, we have committed to purchase 36 new helicopters and the total required additional expenditures for these helicopters is approximately $953.9 million. These helicopters are expected to be delivered in fiscal 2014 ($253.7 million), 2015 ($315.5 million) and 2016 to 2017 ($384.7 million) and will be deployed in our Helicopter Services segment. We intend to enter into leases for these helicopters or purchase them outright upon delivery from the manufacturer. We have also committed to purchase $71.9 million of helicopter parts by October 31, 2015 and $100.0 million of heavy helicopters from Eurocopter prior to December 31, 2016. Furthermore, as of October 31, 2013, we had the option to purchase 26 additional helicopters.

Variable Interest Entities

We have a variable interest in certain entities that are not consolidated, as we are not the primary beneficiary, which provide operating lease financing to us and an entity that provides flying services to third-party customers. At October 31, 2013, we had operating leases for 63 helicopters with variable interest entities, or VIEs, that were not consolidated. See Note 2 of the unaudited interim consolidated financial statements as of October 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q.

Guarantees

We have provided limited guarantees to third parties under some of our operating leases relating to a portion of the residual helicopters values at the termination of the leases. The leases have terms expiring between fiscal 2014 and 2024. At October 31, 2013, our exposure under the asset value guarantees including guarantees in the form of funded and unfunded residual value guarantees, rebateable advance rentals and deferred payments is approximately $249.4 million.

Contingencies

We have exposure for certain legal matters as disclosed in Note 19 to the unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our exposure to contingencies since October 31, 2013.

Covenants and Contractual Adjusted EBITDA

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

Contractual Adjusted EBITDA is a non-GAAP financial measure calculated by adding to or subtracting from the consolidated net earnings (loss) certain of the adjustment items permitted in calculating covenant compliance under the applicable indenture governing the senior secured notes and the senior unsecured notes. We describe these adjustments to net earnings (loss) in the table below. Contractual Adjusted EBITDA is a supplemental measure of our ability to service indebtedness that is not required by, or presented in accordance with, U.S. GAAP.

Contractual Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net earnings (loss) or other performance measures derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. In addition, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies. We use Contractual Adjusted EBITDA as a measure to calculate certain financial covenants related to our senior secured revolving credit facility, the senior secured notes indenture and the senior unsecured notes indenture. Under the senior secured revolving credit facility agreement, the Company must maintain a ratio of 2.5 to 1 or less of first priority net debt as defined in the senior secured revolving credit facility agreement to Contractual Adjusted EBITDA. If the financial covenant is not maintained, repayment of the senior secured revolving credit facility can be accelerated. Under the senior secured revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture, the Company must meet certain Contractual Adjusted EBITDA ratios to incur additional indebtedness above the permitted indebtedness as defined in the senior secured revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture. To incur additional indebtedness which is not otherwise permitted, the Company must have a Contractual Adjusted EBITDA to fixed charges ratio as defined in the senior secured revolving credit facility agreement, senior secured notes indenture and senior unsecured notes indenture that is equal to or greater than 2.0 to 1.0. However, if the indebtedness is secured by a lien then the Company must also have a total secured indebtedness, net of cash, to Contractual Adjusted EBITDA ratio as defined in the revolving credit facility agreement and notes indenture that is less than or equal to 5.0 to 1.0.

Contractual Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for net earnings (loss), cash flow or other methods of analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	Contractual Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Contractual Adjusted EBITDA does not reflect the cash requirements necessary to service principal payments on our indebtedness;

•	Contractual Adjusted EBITDA does not reflect the cash requirements to pay our taxes;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Contractual Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Contractual Adjusted EBITDA is not adjusted for all cash and non-cash income or expense items that are reflected in our statements of cash flow.

Because of these limitations, Contractual Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

Set forth below is a reconciliation of net loss to Contractual Adjusted EBITDA derived from the last twelve months ended October 31, 2013. As of October 31, 2013, we were in compliance with all financial covenants contained in the agreements governing our outstanding indebtedness.

(In thousands of U.S. dollars)	For the last twelve months ended October 31, 2013
Net loss	$(175,637)
Discontinued operations	(213)
Earnings from equity accounted investees, net of cash distributions received	(3,073)
Fixed charges (a)	140,443
Other financing charges	35,052

(In thousands of U.S. dollars)	For the last twelve months ended October 31, 2013
Income tax expense	58,937
Amortization	146,732
Asset impairment charge (b)	35,475
Loss on disposal of assets	15,287
Restructuring costs	9,063
Business optimization costs	4,378
Stock-based compensation expense	451
Amortization of deferred charges (c)	3,590
Amortization of advanced helicopter rental payments	3,689
Unusual/non-recurring costs (d)	24,242
Investment/acquisition/permitted disposal (e)	—
Pension adjustment (f)	(13,099)
Pro-forma capital lease adjustment (g)

Contractual Adjusted EBITDA (h)	$285,317

(a)	Fixed charges include interest expense, the interest component of payments associated with capital lease obligations, net of interest income, and pro-forma adjustments as per the applicable indenture governing the senior secured notes and the senior unsecured notes. The amortization of debt issuance costs and financing fees are excluded from fixed charges.
(b)	Asset impairment charge includes impairment (recovery) of funded residual value guarantees, impairment of assets held for sale, impairment of assets held for use and impairment of intangible assets.
(c)	Amortization of initial costs on leased helicopters.
(d)	Unusual or non-recurring costs that include professional fees.
(e)	Costs incurred related to potential investment, acquisitions and divestures.
(f)	This is an adjustment to arrive at the current service cost of the pension.
(g)	This is a pro-forma adjustment resulting from the capitalization of certain operating leases.
(h)	Contractual Adjusted EBITDA for the periods presented does not include the pro forma effect of helicopter acquisitions or disposals. However, the senior secured revolving credit facility and the applicable indenture governing the senior secured notes and the senior unsecured notes permit us to calculate Adjusted EBITDA for purposes of the applicable covenants contained therein, giving pro forma effect to helicopter acquisitions, net of disposals.

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

Recent Accounting Pronouncements

See Note 1 in the interim unaudited consolidated financial statements for the three and six months ended October 31, 2013, contained elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based upon this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have certain actions or claims pending that have been discussed and previously reported in Part I. Item 3. “Legal Proceedings” on our Annual Report on Form 10-K for the year ended April 30, 2013 which we filed with the SEC on July 15, 2013. Developments in these previously reported matters are described in Note 19 in the “Notes to Interim Consolidated Financial Statements (Unaudited)” included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The risks described below could have a material adverse impact on our financial position, results of operations, liquidity and cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations. You should not consider this list to be a complete statement of all risks and uncertainties. Those items denominated by an asterisk (*) have materially changed from the Quarterly Report on Form 10-Q filed with the SEC on September 16, 2013.

Risks Related to Our Net Losses and Indebtedness

We have a history of net losses.*

We have incurred net losses in the past five years and on a cumulative basis since our inception. As of October 31, 2013, we had an accumulated deficit of approximately $1,230.9 million. We may continue to incur net losses in the future and our net losses may increase in the future, including as a result of our planned helicopter acquisitions, and we cannot assure you that we will achieve or sustain profitability, or that we will continue to generate sufficient cash flow and liquidity through access to the capital markets to meet our debt and interest obligations as and when they become due.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.

We are highly leveraged. As of October 31, 2013 our total indebtedness was $1,677.4 million. Our level of indebtedness could have important consequences to you. For example, it could:

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

However, any alternative financing plans that we undertake, if necessary, might not allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including our obligations under our outstanding senior notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations or prospects.

Failure to comply with covenants contained in certain of our lease agreements could limit our ability to maintain our leased helicopter fleet and could adversely affect our business.

The terms of our helicopter lease agreements contain covenants that impose operating and financial limitations on us. Such lease agreements limit, among other things, our ability to utilize helicopters in certain jurisdictions and/or sublease helicopters, and may contain restrictions upon a change of control. A breach of lease covenants could result in an obligation to repay amounts outstanding under the lease. If such an event occurs, we may not be able to pay all amounts due under the leases or refinance such leases on terms satisfactory to us or at all, which could have a material adverse effect on our business, financial condition and results of operations. We have in prior periods entered into discussions with specific lessors for covenant resets, amendments and waivers when we have anticipated to fail covenant obligations, and in other instances received financial support from our shareholders to avoid covenant breaches. While we do not currently anticipate any breaches, no assurance can be made that we will not in the future, or that we will be successful in negotiating covenant resets, amendments or waivers, as necessary, or that financial support will be available.

Risks Related to Our Business and Industry

Many of the markets in which we operate are highly competitive, which may result in a loss of market share or a decrease in revenue or profit margins.

Many of the markets in which we operate are highly competitive, which could result in a loss of market share or a decrease in revenue or profit margins. Contracting for helicopter services is usually done through a competitive bidding process among those having the necessary equipment and resources. Factors that affect competition in our industry include price, reliability, safety, professional reputation, helicopter availability, equipment and quality of service. We compete against a number of helicopter operators including the other major global commercial helicopter operator, and other local and regional operators. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. In addition, many oil and gas companies and government agencies to which we provide services have the financial ability to perform their own helicopter flying operations in-house should they elect to do so.

The main MRO competitors to our Heli-One business are the OEMs of helicopters and helicopter components. As such, our main competitors in this industry are also our main parts suppliers and MRO license providers. A conflict with the OEMs could result in our inability to obtain parts and licenses in a timely manner in required quantities and at competitive prices. In addition, the OEMs hold greater inventory of helicopter components, have more extensive operational experience and significantly greater capital resources. These, in turn, could have a material adverse effect on our business, financial condition or results of operations.

We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. If any of these are terminated early or not renewed, our revenues could decline.

We rely on a limited number of large offshore helicopter support contracts with a limited number of customers. For the fiscal year ended April 30, 2013, revenue from Statoil ASA totaling $245.9 million and Petrobras totaling $247.1 million were each approximately 14% of our total revenues. For the fiscal year ended April 30, 2013, our top ten customers accounted for approximately 60% of our total revenues. Many of our contracts contain clauses that allow for early termination by the customer for convenience if exercised, could have a material adverse effect on our business, financial condition or results of operations.

Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.*

Hazards, such as helicopter accidents, adverse weather conditions, darkness, collisions and fire are inherent in furnishing helicopter services and can result in personal injury and loss of life, accidents, reduced number of flight hours, severe damage to and destruction of property and equipment and suspension of operations or grounding of helicopters. For example, on October 22, 2012, one of our EC225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. All flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In addition, on August 23, 2013, one of our L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities among the 16 passengers and two crew members on board. The cause of the accident is not yet known and full investigations are being carried out. As of October 31, 2013, our global fleet of L2 helicopters were operating. We voluntarily restricted the use of this model of helicopter worldwide and in the United Kingdom for a limited period. In addition to any loss of property or liability associated with helicopter crashes, our revenue, profitability and margins would decline to the extent any of our helicopters were voluntarily or mandatorily grounded. While we seek to mitigate the financial impact of such risks and preserve our rights through commercial and other arrangements with all those involved, when available, these mitigation efforts may not be successful or available for all incidents. Our performance, profitability and margins may fluctuate from period to period as a result of such incidents and our mitigation efforts.

If we are unable to mitigate potential losses through a robust safety management and insurance coverage program, our financial condition would be jeopardized in the event of a safety or other hazardous incident.*

We attempt to protect ourselves against potential losses through our safety management system and insurance coverage. However, portions of our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses. We cannot ensure that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially, including potentially, in connection with the AS332 accident that occurred in August 2013. Our safety management system may not be effective. In addition, terrorist activity, risk of war, accidents or other events could increase our insurance premiums. Our inability to renew our aviation insurance coverage or the loss, expropriation or confiscation of, or severe damage to, a large number of our helicopters could adversely affect our operations and possibly our financial condition and results of operations. Furthermore, we are not insured for loss of profit, loss of use of our helicopters, business interruption or loss of flight hours. The loss of, or limited availability of, our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.

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

Negative publicity may adversely impact us.

Media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, financial condition or results of operations.

Our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances.*

Our profitability is directly related to demand for our helicopter services. Because of the significant expenses related to helicopter financing, crew wages and benefits, lease costs, insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when certain helicopters are not actively servicing customers and thereby generating income. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expenses would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by helicopter manufacturers would have the effect of increasing our fixed expenses, and without a corresponding increase in our revenues, would negatively impact our results of operations. Prospectively we expect our maintenance costs to return to a level comparative to normal activity; however no assurance can be given that our costs will not exceed this level particularly when incidents may impact our helicopters.

Our long-term helicopter services and Heli-One contracts contain pre-determined price escalation terms and conditions. Although supplier costs and other cost increases are passed through to our customers through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full. In addition, because many of our contracts are long-term in nature, cost increases may not be adjusted in our contract rates until the contracts are up for renewal. In particular, in our Heli-One business, approximately 28% and 34% of our third-party Heli-One revenue in the 2012 and 2013 fiscal years, respectively, was derived from PBH contracts, where the customer pays a ratable monthly charge, typically based on the number of hours flown, for all scheduled and un-scheduled maintenance. It can be difficult to correctly estimate the cost of providing maintenance on a PBH basis. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our customers. In the event that we are unable to do so, the profitability of our customer contracts and our business, financial condition and results of operations could be materially and adversely affected.

We depend on a small number of helicopter manufacturers.

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

If any of the helicopter manufacturers we contract with, or the government bodies that regulate them, identify safety issues with helicopter models we currently operate or that we intend to acquire, we may be unable to operate a portion of our fleet or could experience a delay in acquiring new helicopters, both of which would negatively affect our business. For example, in October 2012, one of our EC225 helicopters made a controlled water landing in the North Sea with no injuries to crew or passengers. All flights of all operators using the same type of helicopter were subsequently suspended for the duration of a lengthy investigation and corrective action from the manufacturer. In August 2013, one of our AS332L2 helicopters was involved in an accident in the North Sea, resulting in four fatalities, see “Risks Related to Our Business and Industry—Operating helicopters involves a degree of inherent risk and we are exposed to the risk of losses from safety incidents.” The cause of the August 2013 accident is not yet known. Regulatory investigations and political debate are currently in process or planned in the United Kingdom. The AS332L2 and the EC225 are produced by the same manufacturer, and we operate other helicopter types by this manufacturer (as of October 31, 2013, 85 helicopters in total), which total represents approximately 35% of our entire fleet). If it is ever determined that a safety issue exists across one or more model types by the same manufacturer, we may be required to suspend flight operations of a significant and material portion of our fleet.

If we are unable to fully resume operations with the AS322L2 or EC225, or are forced to suspend operations of different helicopter models, our business, financial condition and results of operations during any period in which flight operations are suspended could be affected.

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

We currently obtain a substantial portion of our helicopter spare parts and components from helicopter manufacturers and maintain supply arrangements with other key suppliers. To the extent that these suppliers also supply parts for helicopters used by the military or other government organizations, parts delivery for our helicopters may be delayed during periods in which there are high levels of military or government operations. Our inability to perform timely maintenance and repairs can result in our helicopters being underutilized which could have an adverse impact on our business, financial condition and results of operations. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, could experience delays in our ability to maintain and repair our helicopters. While every effort is made to mitigate the impact of any such delays, this may pose a risk to our results of operations. We do not have an alternative source of supply for parts and components supplied by the main helicopter manufacturers. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on our business, including the withholding of payments by customers in certain cases. Due to our dependence on helicopter manufacturers for helicopter parts and components, we may also be subject to adverse impacts from unusually high price increases that are greater than overall inflationary trends. We might not be able to increase our contract rates. An unusually high increase in the price of parts or components that cannot be fully passed on to our customers could have a material adverse effect on our business, financial condition or results of operations.

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

We rely on the secondary used helicopter market to dispose of our older helicopters and parts due to our ongoing fleet modernization efforts.

We are dependent upon the secondary used helicopters and parts market to dispose of older models of helicopters as part of our ongoing fleet modernization efforts and any spare helicopter capacity associated with the termination or non-renewal of existing contracts. If we are unable to dispose of our older helicopters and parts due to a lack of demand in the secondary market, our helicopters and parts carrying costs may increase above requirements for our current operations, or we may accept lower selling prices, resulting in losses on disposition. A failure to dispose of helicopters and parts in the secondary market could impair our ability to operate our fleet efficiently and service existing contracts or win new mandates and could have a material adverse effect on our business, financial condition or results of operations.

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

Our ability to conduct our business is dependent on our ability to maintain authorizations, licenses and certificates, which in many jurisdictions require us to subcontract with third-parties to obtain required helicopter operating leases. We are routinely audited to ensure compliance with all flight operation and helicopter maintenance requirements. There can be no assurance that we will pass all such audits. Our failure to pass such audits or any breach of regulations applicable to us could result in fines, adverse publicity or suspension of our helicopters, all of which could have a material adverse effect on our business, financial condition and results of operations, especially if a regulatory breach were to lead to a helicopter crash or accident. Changes in laws or regulations could have a material adverse impact on our cost of operations or revenues from operations.

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

Brazil

Approximately 16% of our revenue for the fiscal year ended April 30, 2013 originated from helicopter flying services provided by a subsidiary of Brazilian Helicopter Holdings S.A., or BHH, a Brazilian Company 60% owned by us. This subsidiary operates in Brazil. To operate helicopters in Brazil, an operator must be licensed by the applicable national Civil Aviation Authority. Under applicable Brazilian law, in order to maintain its license, an operator must be “controlled” by nationals of Brazil and its officers must be Brazilian as well. By “control”, Brazilian aviation legislation refers to holding of at least 80% of operator’s voting shares. We believe that the majority holder of voting shares in BHH is a Brazilian national and therefore this subsidiary is currently “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in BHH and/or in the nationality of the officers of this subsidiary could affect the licenses of BHH.

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

Other Countries and Regulations

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

We derive significant revenue from non-wholly owned variable interest entities. If we are unable to maintain good relations with the other owners of such non-wholly owned entities, our business, financial condition or results of operations could be adversely affected.*

Local aviation regulations require us to operate through non-wholly owned entities with local shareholders. We conduct many of our international operations through entities in which we have a minority investment or through strategic alliances with foreign partners. We derive significant amounts of revenue from these entities. For the six months ended October 2013, we derived $528.3 million of revenue, representing 62% of our total revenue from variable interest entities owned in part by local shareholders. We depend to some extent upon good relations with our local shareholders to ensure profitable operations. These shareholders may have interests that are not always aligned with ours. These shareholders are not required to provide any funding that these entities may require. Furthermore, certain shareholders’ agreements with local shareholders contain call arrangements which allow the local shareholder to elect to purchase our shares and/or require us to bear all of the losses of these entities. The calls are exercisable in certain circumstances, including liquidation and events of default. In the event shareholder disputes arise or we lose our interest in these entities and/or find other local partners, this could negatively impact our revenues and profit sharing from these entities, and could have a material adverse effect on our business, financial condition or results of operations.

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

Our international operations could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice, or the DOJ, and other federal agencies and authorities have a broad range of civil and criminal penalties at their disposal to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act, or the FCPA, and other federal statutes. Under trading sanctions laws, the government may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and could subject us to fines, penalties and other sanctions. If any of the risks described above were to materialize, they could adversely impact our financial condition or results of operations.

These laws also prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with government entities and have contracts in countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or associates that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. Our existing safeguards and procedures might prove to be less than fully effective, and our employees, consultants, sales agents or associates might engage in conduct for which we could be held responsible. Violations of the FCPA could result in severe criminal or civil sanctions, and we could be subject to other liabilities that could negatively affect our business, financial condition or results of operations.

In addition, from time to time, we and our subsidiaries are subject to investigation by various government agencies in the jurisdictions in which we operate. In 2006, we voluntarily disclosed to the U.S. Office of Foreign Asset Control, or the OFAC, that our subsidiary, formerly operating as Schreiner Airways might have violated applicable U.S. laws and regulations by re-exporting to Iran, Sudan, and Libya certain helicopters, related parts, map data, operation and maintenance manuals, and helicopter parts for third-party customers. OFAC’s investigation is ongoing and we continue to fully cooperate. Should the U.S. government determine that these activities violated applicable laws and regulations, we or our subsidiaries could be subject to civil or criminal penalties, including fines and/or suspension of the privilege to engage in trading activities involving goods, software and technology subject to U.S. jurisdiction. At October 31, 2013, it is not possible to determine the outcome of this matter, or the significance, if any, to our business, financial condition or results of operations.

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

We are subject to many different forms of taxation including, but not limited to, income tax, withholding tax, commodity tax and payroll-related taxes. Tax law and administration is extremely complex and often requires us to make subjective determinations. The tax authorities in the various jurisdictions where we conduct business might not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial funds to the government authorities of foreign and local jurisdictions where we carry on business or provide goods or services, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our failure to hedge exposure to fluctuations in foreign currency exchange rates effectively could unfavorably affect our financial performance.

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

Our operations are largely dependent upon the level of activity in the oil and gas industry.*

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

Additionally, an increase in onshore fracking, which generally does not require use of our helicopter services, could have an adverse effect on our operations. If onshore fracking were to meaningfully increase in the international markets in which we operate, and if it were to drive a meaningful increase in the supply of hydrocarbons available to the markets we serve, it could potentially adversely impact the level of activity in our offshore oil and gas markets and the demand for our helicopter services.

Our customers are primarily in the oil and gas industry and, as a result, changes in economic and industry conditions could expose us to additional credit risk.

The majority of our customers are engaged in oil and gas production, exploration and development. For the fiscal year ended April 30, 2013, revenue generated by helicopter transportation services from oil and gas customers represented approximately 81% of our total revenues. This concentration could impact the overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the majority of our customers. We generally do not require letters of credit or other collateral to support our trade receivables. Accordingly, a sudden or protracted downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition or results of operations.

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

Reductions in spending on helicopter services by government agencies could lead to modifications of SAR and EMS contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations.*

We receive significant revenue from government agencies in Ireland, the United Kingdom and Australia. Any reductions in the budgets of government agencies for spending on helicopter services, implementations of cost savings measures by government agencies, imposed modifications of contract term or delays in collecting receivables owed to us by our government agency customers or loss of contracts could have an adverse effect on our business, financial condition and results of operations.

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

Many of the helicopters we operate are characterized by changing technology, introductions and enhancements of models of helicopters and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop market and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer. Any disruption to computers, communication systems or other technical equipment used by us and our fleet could significantly impair our ability to operate our business efficiently and could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively affected.

We rely on information technology networks and systems to process, transmit and store electronic and financial information; to coordinate our business across our global operation bases; and to communicate within our company and with customers, suppliers, partners and other third-parties. These information technology systems, including the system at our global operations center in Irving, Texas may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our operations could be disrupted and our business could be negatively affected. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber attacks in the future.

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

Our ability to attract and retain qualified pilots, mechanics, technicians and other highly-trained personnel is an important factor in determining our future success. The market for these experienced and highly trained personnel is competitive and may become more competitive. Accordingly, we cannot be assured that we will be successful in our efforts to attract and retain such personnel in the future. A limited supply of qualified applicants may contribute to wage increases that increase the related costs to us. Our failure to attract and retain qualified personnel could have a material adverse effect on our business, financial condition or results of operations.

Labor problems could adversely affect us.

Certain of our employees in the United Kingdom, Ireland, the Netherlands, Norway, Brazil, Canada and Australia (collectively, approximately 76% of our employees as of October 31, 2013) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement.

If our unionized workers engage in a strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition or results of operations.

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

Adverse results of legal proceedings could materially and adversely affect our business, financial condition or results of operations.

We are subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could materially adversely affect a portion of our business operations or materially and adversely affect our business, financial condition or results of operations should we fail to prevail in certain matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

EXHIBIT INDEX

The following exhibits are attached hereto and filed herewith:

Exhibit Number	Description

3.1#	CHC Helicopter S.A., Articles of Association, dated February 14, 2012.

3.2+	6922767 Holding S.à r.l, Articles of Association, dated August 29, 2013.

4.1#	Indenture, dated as of October 4, 2010, among CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.2#	Form of 9.250% Senior Secured Notes due 2020 (included in Exhibit 4.1)

Exhibit Number	Description

4.3#	Registration Rights Agreement, dated as of October 4, 2010, by and among CHC Helicopter S.A., the Guarantors named therein, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., RBC Capital Markets Corporation and UBS Securities LLC.

4.4#	Collateral Agent and Administrative Agent Appointment Deed, dated October 4, 2010, among HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Notes Trustee, the Grantors identified therein, the Lenders identified therein, the Arrangers identified therein, and HSBC Corporate Trust Company (UK) Limited, as Collateral Agent.

4.5(1)	First Supplemental Indenture, dated as of February 20, 2012, among CHC Global Operations Canada (2008) Inc., CHC Helicopter S.A., the Guarantors named therein, HSBC Corporate Trustee Company (UK) Limited, as Collateral Agent, and The Bank of New York Mellon, as Trustee, governing the 9.250% Senior Secured Notes due 2020.

4.6(2)	Intercreditor Agreement, dated as of October 4, 2010, among CHC Helicopter S.A., the other Grantors party thereto, HSBC Corporate Trustee Company (UK) Limited, as Initial Collateral Agent, HSBC Bank plc, as Administrative Agent, The Bank of New York Mellon, as Indenture Trustee, and each Additional Collateral Agent from time to time party thereto.

4.7(3)	Registration Rights Agreement, dated as of October 5, 2012, by and among CHC Helicopter S.A. and the Initial Purchasers as identified therein.

4.8(4)	Indenture, dated as of May 13, 2013, among CHC Helicopter S.A., the Guarantors named therein, and The Bank of New York Mellon, as Trustee, governing the 9.375% Senior Notes due 2021.

4.9(4)	Form of 9.375% Senior Secured Notes due 2021 (included in Exhibit 4.8)

4.10(4)	Registration Rights Agreement, dated May 13, 2013, among CHC Helicopter S.A. and the Initial Purchasers as identified therein and the Guarantors listed therein.

10.1 †(+)	Helicopter Purchase Agreement dated September 9, 2013 by and between Sikorsky International Operations, Inc. and CHC Helicopters Barbados Limited.

31.1+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§+	XBRL Instance Document

101.SCH§+	XBRL Taxonomy Extension Schema Document

101.CAL§+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§+	XBRL Taxonomy Extension Definition Presentation Linkbase Document

Exhibit Number	Description

101.LAB§+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
†	Confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request under Rule 406.
#	Filed on January 18, 2012 as an exhibit to our Registration Statement on Form S-4 and incorporated herein by reference.
§	In accordance with Rule 406T of Regulation S-T, the information in these exhibits, when filed, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Filed on March 28, 2012 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(2)	Filed on May 9, 2012 as an exhibit to Amendment No. 3 to our Registration Statement on Form S-4/A and incorporated herein by reference.
(3)	Filed on October 9, 2012 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(4)	Filed on May 14, 2013 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHC Helicopter S.A.

By:	/s/ Joan Schweikart Hooper
Joan Schweikart Hooper Senior Vice President and Chief Financial Officer of Heli-One Canada, Inc.* and A Director

Date: December 13, 2013

*	CHC Helicopter S.A. has entered into an agreement with its wholly owned subsidiary, Heli-One Canada Inc., to provide certain management services subject to the authority limits as determined by CHC Helicopter S.A.’s board of directors and set out in such agreement